Form 10KSB
period 1999-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 1999-11-15
CIK 1081047

FORM 10-QSB U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              For the three month period ended: September 30, 1999

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number: 0-253335

                      SHANNON INTERNATIONAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                           NEVADA 98-0204956 (State of
                      incorporation) (IRS Employer ID No.)

                               4020, 7 Street S.W.
                             Calgary Alberta T2G2Y8
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (403) 543-0970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 10, 1999, the Registrant had 10,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

            See accountants' report and notes to financial statements

Part I - Financial Information
==============================


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet
                               September 30, 1999

                                   (Unaudited)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   2,817
   Loans receivable affiliate
     (net of discount of $1,535)                33,465
   Prepaid expenses                                 47
                                             -----------
     Total current assets                       36,329

Unevaluated oil and gas properties
   (using the full cost method)                 45,000

TOTAL ASSETS                                 $  81,329
                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                          $   3,555

   STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
       shares of $.001 par value, issued a
       outstanding 10,00,000 shares             10,000
     Additional paid-in capital                 80,299
     Accumulated deficit                       (12,525)
                                             -----------

                                               77,774
                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  81,329
                                             ===========




            See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations
                      Three Months Ended September 30, 1999

                                   (Unaudited)

Expenses
   General and administrative             $      4,076

Net (loss)                                       4,076
                                          =============

Net (loss) per common share               $    *
                                          =============

Weighted average shares outstanding       $ 10,000,000
                                          =============



* Less than $(.01) per share.







            See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                      Three Months Ended September 30, 1999

                                   (Unaudited)

Operations activities:
   Net loss                                        $  (4,076)
   Reconciling adjustments:
     Amortization of discount                           (740)
Changes in assets and liabilities:
   Accounts payable                                      435

     Total adjustments                                  (305)

Net cash used for operating activities                (4,381)

Net change in cash and cash equivalents               (4,381)
Cash and cash equivalents at beginning of period       7,198

Cash and cash equivalents at end of period         $   2,817
                                                   ============



            See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1999

                                   (Unaudited)


Note 1 - Management's Statement
-------------------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Shannon International Resources, Inc. as of September 30, 1999, and the results of operations for the three months ended September 30, 1999, and cash flows for the three months ended September 30, 1999. The Notes to Financial Statements which are contained in the Form 10-KSB should be read in conjunction with these financial statements.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------


Organization
------------

The Corporation was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year end.

The Corporation's primary business activity is the acquisition, development and production of coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage as its operations principally involve oil and gas activities and they have no revenue from oil and gas activities.


Accounting for Oil and Gas Operations
-------------------------------------

Presently, the full cost method is inapplicable because the Company has not commenced its oil and gas activities. The Company intends to follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1999

                                   (Unaudited)


Accounting for Oil and Gas Operations, Continued
------------------------------------------------

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.


Note 3 - Oil and Gas Properties
-------------------------------

The Corporation has acquired a 25% interest in certain non-producing oil and gas properties in the province of Prince Edward Island, Canada.

This interest was acquired by the Corporation issuing 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) for the interest in the property and fees related to the acquisition of $15,000. The agreement also grants the Company two options to acquire an additional 25% working interest and the right to enter into a joint venture agreement with the holder or holders of the remaining 50% working interest by the expenditure of $3,000,000 cdn., on the property over the next thirty months.


Note 4 - Basis of Presentation
------------------------------

The Company has no revenue and limited resources to develop its oil and gas properties. It is the Company's intent to raise additional capital through private placements or public offerings of its equity securities and use the capital for development of its current Working Interest. Thereafter the Company intends to establish or acquire assets with development and exploitation potential through industry contacts and opportunities known to the company's management. Whenever possible, the Company intends to use its common stock as consideration for such acquisitions. The ultimate objective is to conduct a balanced exploration and development program and seek to acquire operating control and majority ownership of interests in order to optimize the efficiency of operations.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB


Plan of Operations
------------------

As a company in its initial stages of development, the company has no revenues from operations. The Company intends to focus its efforts entirely on the Prince Edward Island leases for the foreseeable future. However, the company plans to formulate a development program for its Prince Edward Island lease, which will include the implementation of a drilling program in conjunction with C M B Energy Corp., or a larger oil and gas company who will enter into a joint venture agreement for exploratory drilling and possible development. The Company has not yet entered into any discussions with any company regarding the formation of a joint venture for exploratory drilling. The Company's Plan of Operations is to wait until the Company is approached by third parties seeking to explore the entire 650,000 leased acres of Prince Edward Island of which the Company has its twenty-five percent working interest in 116,279 acres. The Company believes such a third party is likely to be a large oil and gas company capable of undertaking an exploratory program for the entire area. As a result the Company anticipates only having to provide its proportional cost of the exploration program in order to participate. The Company does not have any exploration or development equipment and does not intend to purchase any as it anticipates that the exploration program will be conducted by contracted third parties.

Though no assurance can be given, this development program is expected to provide for the drilling of exploration or test wells to determine whether there is sufficient reserves of oil or gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of oil and gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves as well as the necessary drilling depth and other drilling factors effecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production. Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of the development program is approximately $3,000,000 Cdn., of which the Company may be expected to provide up to $750,000 Cdn. The Company intends to raise this capital through the private placement or public offering of securities.

The Company anticipates spending $750,000 Cdn., in connection with maintaining its twenty-five percent working interest. In order to do so the Company must be able to raise capital through the sale of its securities. The Company believes it will be able sell a sufficient amount of its securities to raise the estimated $750,000 Cdn., through the oil and gas industry contacts of its President, Blair Coady and those of its Working Interest Partner, CMB Energy Corp. The Company cannot predict if it will exercise its first option to acquire up to an additional twelve and one half percent (12.5%) of the Working Interest from CMB Energy Corp., for the expenditure of approximately $1,500,000 Cdn., by October 2000 or its second option to acquire up to an additional twelve and one half percent (12.5%) of the Working Interest from CMB Energy Corp., for the expenditure of approximately $1,500,000 Cdn., by October 2001. The Company may exercise only the first option, exercise both options simultaneously or sequentially or may not exercise the options at all. Exercise of these options is dependent upon whether the Company and CMB Energy Corp., receive an offer to participate in an exploration program, whether a market is established for the Company's securities and whether the Company can successfully raise such capital through the sale of its securities. In the event, the Company is unable to pay its obligations under its existing twenty-five percent working interest, its working interest can be proportionally reduced in favor of whatever working interest partner pays the delinquent amount.

The Company believes that no expenditure of funds will be required for at least the next six months due to the fact that no offers to participate in an exploration program have been made to date. It is the Company's expectation that it will receive an offer to participate this winter and that an exploration program would begin until the spring of 2000. At such time, the Company believes its expenditures will be primarily in paying its proportional share of the cost of a third party contractor which will conduct an exploration program. The Company anticipates that the expenditure of funds will be determined by the third party contractor. Consistent with industry practice, once all or most of the working interests agree to initiate the exploration program and select the third party contractor or operator, the operator will draft a proposed exploration program and submit a request to approve the necessary expenditures to the working interests. Each working interest must then either approve the expenditures and provide funding or withdraw from the program. The Company expects that the Approval for Expenditures will set forth the specific costs for site preparation and drilling for the specific sites for test wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

The Company's business plan is to raise additional capital through private placements or public offerings of its equity securities and use the capital to pay its proportional share of the costs of development of its current Working Interest. Thereafter the Company intends to place its securities with and through the industry contacts and opportunities known to the company's management. The Company has not established any limitations on the amount or type of securities it will sell. Such amount will be determined by the market price for the Company's securities if the Company is successful in establishing this market. However, the Company also does not intend sell such securities as would result in a change in voting control the Company.


Liquidity and Capital Resources
-------------------------------

The company is not at present producing revenues and its main source of funds has been the sale of the company's equity securities. The company had $36,282 in cash and receivables and other current assets as of September 30, 1999. The Company has a receivable of $35,000 Cdn., from Calgary Chemical, of Calgary, Alberta, which the Company's President, Blair Coady is also President. All cash is a present being used to fund ongoing general and administrative expenses, plus consulting expenses, with the total of such expenses estimated to be approximately $5,000 per month. As a result the Company has enough present cash to meet its needs for twelve months. The company will need to raise additional capital to meet its ongoing overhead obligations and the contemplated development program. Such funding may be obtained through the sale of additional securities. If the company is unable to obtain sufficient funds, then the company may seek to find development partners and increase funds available to the company through the sale of some portion of its working interest in the Prince Edward Island leases. The ability of the company to sell a portion of its working interest is not a certainty and the proceeds derived from such sales will be subject to the ongoing economic viability of the project.

The capital resources of the company are limited. At present the company is not producing revenues and is not expected to produce revenues until after November 2001. The main source of funds for working capital at present is the sale of the company's equity securities. Other possible sources of funding are loans from financial institutions with the company's leasehold interests as collateral. However, the collateral value of such leasehold interests is limited.


Result of Operations
--------------------

During the period ended September 30, 1999, there were no revenues being realized from sale of assets, production or from any other source. Expenses incurred as of September 30, 1999 from general and administrative were $4,076.

Effect of Inflation: The Company believes that inflation does not have a material affect on its business.

Year 2000 Computer Problems: Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

Although many companies undertake major projects to address the Year 2000 issue, Management does not believe that its operations are highly dependent upon computer programs. However, the Company has undertaken to ensure that its associated computer fields were designed and constructed to receive and manipulate four digit integers instead of only two. The Company's computer system has been evaluated and found to adequately address the Year 2000 Issue . As a result, no additional costs are expected to be incurred. The Company does not anticipate any material risk resulting from Year 2000 issues in that its computer programs are relatively simple word processing and accounting programs which have been certified as Year 2000 ready. In addition, the Company maintains physical files of all essential documents and data.


Part II - Other Information
===========================

Item 1 - Legal Proceedings: There are no proceedings to report.

Item 2. - Changes in Securities: There have been no changes in Securities.

Item 3. - Default Upon Senior Securities: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None

Item 5. - Other Information: None

Item 6. - Exhibits and Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

Dated: November 12, 1999

/s/ BLAIR COADY
Blair Coady, President, Chief Financial Officer