Form 10QSB
period 1999-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2000-02-15
CIK 1081047

FORM 10-QSB U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the six month period ended: December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 11, 2000, the Registrant had 10,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

            See accountants' report and notes to financial statements

Part I - Financial Information

==============================


                      SHANNON INTERNATIONAL RESOURCES, INC.

                          (a Development Stage Company)

                                  Balance Sheet

                                December 31, 1999

                                   (Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                $       746
   Loans receivable affiliate (net of discount
     of $795)                                                    34,205
                                                            ---------------

     Total current assets                                        34,951

Unevaluated oil and gas properties (using the full
   cost method)                                                  45,000
                                                            ---------------


TOTAL ASSETS                                                $    79,951
                                                            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $     2,783
                                                            ---------------


   STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
       shares of $.001 par value, issued and
       outstanding 10,00,000 shares                              10,000
     Additional paid-in capital                                  80,299
     Accumulated deficit                                        (13,131)
                                                            ---------------

                                                                 77,168
                                                            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    79,951
                                                            ===============




            See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.

                          (a Development Stage Company)

                            Statements of Operations

                                   (Unaudited)


                                                                                               Inception

                                           Three Months Ended       Six Months Ended         (February 17,
                                            December 31, 1999       December 31, 1999          1999) to
                                                                                           December 31, 1999
                                           --------------------     ------------------     ------------------

Expenses

   General and administrative              $       606              $       4,682          $      13,131
                                           --------------------     ------------------     ------------------


Net (loss)                                 $      (606)             $      (4,682)         $     (13,131)
                                           ====================     ==================     ==================


Net (loss) per common share                $      *                  $       *             $        *
                                           ====================     ==================     ==================


Weighted average shares outstanding         10,000,000                 10,000,000              8,768,186
                                           ====================     ==================     ==================



* Less than $(.01) per share.


            See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.

                          (a Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                           Inception
                                                                                                         (February 17,
                                                               Six Months Ended         1999) to December
                                                               December 31, 1999             31, 1999
                                                             ----------------------     -------------------

Operations activities:
   Net loss                                                 $    (4,682)                $  (13,131)
                                                             ----------------------     -------------------

   Reconciling adjustments:
     Amortization of discount                                    (1,480)                       795
Changes in assets and liabilities:
   Accounts payable                                                (337)                     2,783
   Prepaid expenses                                                  47                        -
                                                             ----------------------     -------------------

     Total adjustments                                           (1,770)                     3,578
                                                             ----------------------     -------------------


Net cash used for operating activities                           (6,452)                    (9,553)
                                                             ----------------------     -------------------


Investing activities:
   Acquisition of oil and gas properties                            -                      (15,000)
   Loans receivable                                                 -                      (35,000)
                                                             ----------------------     -------------------
         Net cash (used by) investing activities                    -                      (50,000)
                                                             ----------------------     -------------------


Financing activities:
   Issuance of common stock                                         -                       72,300
   Offering costs                                                   -                      (12,001)
                                                             ----------------------     -------------------
         Net cash provided by financing activities                  -                       60,299
                                                             ----------------------     -------------------


Net change in cash and cash equivalents                          (6,452)                       746
Cash and cash equivalents at beginning of period                  7,198                        -
                                                             ----------------------     -------------------


Cash and cash equivalents at end of period                  $       746                 $      746
                                                             ======================     ===================

Supplemental disclosure of cash flow information

   Cash paid during the period for

      Interest                                              $       -                   $      -
      Income taxes                                          $       -                   $      -

Supplemental schedule of noncash investing and financing activities

      Issuance of 770,000 shares of
        common stock for services                           $       -                   $    7,700

      Issuance of 2,000,000 shares of
        common stock for oil and gas properties             $       -                   $   30,000


           See accountants' report and notes to financial statements

                      SHANNON INTERNATIONAL RESOURCES, INC.

                          (a Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

                                   (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Shannon International Resources, Inc. as of December 31, 1999, and the results of operations for the three months and six months ended December 31, 1999, and cash flows for the six months ended December 31, 1999. The Notes to Financial Statements which are contained in the Form 10-KSB should be read in conjunction with these financial statements.


Note 2 - Summary of Significant Accounting Policies

Organization

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

                      SHANNON INTERNATIONAL RESOURCES, INC.

                          (a Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

                                   (Unaudited)

Accounting for Oil and Gas Operations, Continued

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

Liquidity and Capital Resources
-------------------------------

The company is not at present producing revenues and its main source of funds has been the sale of the company's equity securities. The company had $34,951 in cash and receivables and other current assets as of December 31, 1999. The Company has a receivable of $35,000 Cdn., from Calgary Chemical, of Calgary, Alberta, which the Company's President, Blair Coady is also President. All cash is a present being used to fund ongoing general and administrative expenses, plus consulting expenses, with the total of such expenses estimated to be approximately $5,000 per month. As a result the Company has enough present cash to meet its needs for twelve months. The company will need to raise additional capital to meet its ongoing overhead obligations and the contemplated development program. Such funding may be obtained through the sale of additional securities. If the company is unable to obtain sufficient funds, then the company may seek to find development partners and increase funds available to the company through the sale of some portion of its working interest in the Prince Edward Island leases. The ability of the company to sell a portion of its working interest is not a certainty and the proceeds derived from such sales will be subject to the ongoing economic viability of the project.

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

Result of Operations
--------------------

During the six month period ended December 31, 1999, there were no revenues being realized from sale of assets, production or from any other source. Expenses incurred as of December 31, 1999 from general and administrative were $4,682.

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

SHANNON INTERNATIONAL RESOURCES, INC.

Dated: February 14, 2000

/s/ BLAIR COADY
---------------
Blair Coady, President, Chief Financial Officer