Form 10QSB
period 2000-03-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2000-05-15
CIK 1081047

FORM 10-QSB U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the six month period ended: March 31, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number: 0-253335
                                                --------

                      SHANNON INTERNATIONAL RESOURCES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                  98-0204956
      ------------------------                   --------------------
     (State  of  incorporation)                  (IRS Employer ID No.)


           4020, 7 Street S.W., Calgary Alberta          T2G2Y8
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code: (403) 543-0970
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No
                                        ---      ---

As of May 10, 2000, the Registrant had 10,000,000 shares of Common Stock outstanding.

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

                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $     115
   Loans receivable affiliate (net of discount of $55)                 33,250
                                                                    ------------
     Total current assets                                              33,365

Unevaluated oil and gas properties (using the full cost method)        45,000
                                                                    ------------
TOTAL ASSETS                                                        $  78,365
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   1,903
                                                                    ------------

   STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
       shares of $.001 par value, issued and
       outstanding 10,00,000 shares                                   10,000
     Additional paid-in capital                                       80,299
     Accumulated deficit                                             (13,837)
                                                                    ------------

                                                                      76,462
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 78,365
                                                                    ============




            See accountants' report and notes to financial statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                      Three Months   Inception        Nine Months    Inception         Inception
                                      Ended          (February 17,    Ended          (February 17,     (February 17,
                                      March 31,       1999) to        March 31,      1999) to          1999) to
                                      2000           March 31, 1999   2000           March 31, 1999    March 31, 2000
                                      ------------   --------------   ------------   --------------    ---------------

Expenses

   General and administrative         $      (704)   $      (1,837)   $    (5,387)   $     (1,837)     $     (13,837)
                                      ------------   --------------   ------------   --------------    ---------------


Net (loss)                            $      (704)   $      (1,837)   $    (5,387)   $     (1,837)     $     (13,837)
                                      ============   ==============   ============   ==============    ===============

Net (loss) per common share             $  *         $        *       $      *       $       *         $        *
                                      ============   ==============   ============   ==============    ===============


Weighted average shares outstanding    10,000,000       10,000,000     10,000,000      10,000,000          8,768,186
                                      ============   ==============   ============   ==============    ===============



* Less than $(.01) per share.



            See accountants' report and notes to financial statements



                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Inception            Inception
                                                                Nine Months           (February 17,        (February 17,
                                                                Ended                 1999) to             1999) to
                                                                March 31,             March 31,          March 31,
                                                                2000                  1999                 2000

                                                                ------------------    -----------------    -----------------

Operations activities:
   Net loss                                                     $         (5,387)     $        (1,837)     $        (13,837)
                                                                ------------------    -----------------    -----------------

   Reconciling adjustments:
     Amortization of discount                                             (2,320)                -                   (2,340)
Changes in assets and liabilities:
   Accounts payable and advances                                          (1,071)               1,615                 4,298
   Prepaid expenses                                                         -                    -                     -
                                                                ------------------    -----------------    -----------------

     Total adjustments                                                    (3,391)               1,615                 1,958
                                                                ------------------    -----------------    -----------------

Net cash used for operating activities                                    (8,778)                (222)              (11,879)
                                                                ------------------    -----------------    -----------------

Investing activities:
   Acquisition of oil and gas properties                                    -                    -                  (15,000)
   Loans receivable                                                        1,695                 -                  (33,305)
                                                                ------------------    -----------------    -----------------

         Net cash (used by) investing activities                           1,695                 -                  (48,305)
                                                                ------------------    -----------------    -----------------


Financing activities:
   Issuance of common stock                                                 -                  19,600                72,300
   Offering costs                                                           -                 (10,000)              (12,001)
                                                                ---------------    -----------------    -----------------

         Net cash provided by financing activities                          -                   9,600                60,299
                                                                ------------------    -----------------    -----------------


Net change in cash and cash equivalents                                   (7,083)               9,378                   115
Cash and cash equivalents at beginning of period                           7,198                 -                     -
                                                                ------------------    -----------------    -----------------


Cash and cash equivalents at end of period                      $            115      $         9,378      $            115
                                                                ==================    =================    =================


Supplemental disclosure of cash flow information

   Cash paid during the period for

      Interest                                                  $           -         $          -         $           -
      Income taxes                                              $           -         $          -         $           -

Supplemental schedule of noncash investing and financing activities

      Issuance of 770,000 shares of
        common stock for services                               $           -         $          -         $          7,700

      Issuance of 2,000,000 shares of
        common stock for oil and gas properties                 $           -         $          -         $         30,000


            See accountants' report and notes to financial statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                         Notes to Financial Statements
                                 March 31, 2000
                                  (Unaudited)


Note 1 - Management's Statement
===============================

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


Note 2 - Summary of Significant Accounting Policies
===================================================

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

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                         Notes to Financial Statements
                                 March 31, 2000
                                  (Unaudited)


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


Note 3 - Oil and Gas Properties
===============================

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


Note 4 - Basis of Presentation
==============================

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

Item 2 - Management's Discussion and Analysis or Plan of Operation
==================================================================

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB

Plan of Operations
-------------------
As a company in its initial stages of development, the company has no revenues from operations. The Company intends to focus its efforts entirely on the Prince Edward Island leases for the foreseeable future. However, the company plans to formulate a development program for its Prince Edward Island lease, which will include the implementation of a drilling program in conjunction with C M B Energy Corp., or a larger oil and gas company who will enter into a joint venture agreement for exploratory drilling and possible development. The Company has not yet entered into any discussions with any company regarding the formation of a joint venture for exploratory drilling. The Company's Plan of Operations is to wait until the Company is approached by third parties seeking to explore the entire 650,000 leased acres of Prince Edward Island of which the Company has its twenty-five percent working interest in 116,279 acres. The Company believes such a third party is likely to be a large oil and gas company capable of undertaking an exploratory program for the entire area. As a result the Company anticipates only having to provide its proportional cost of the exploration program in order to participate. The Company does not have any exploration or development equipment and does not intend to purchase any as it anticipates that the exploration program will be conducted by contracted third parties.

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

The Company believes that no expenditure of funds will be required for at least the next six months due to the fact that no offers to participate in an exploration program have been made to date. It is the Company's expectation that it will receive an offer to participate this year and that an exploration program would begin several months after accepting such an offer. At such time, the Company believes its expenditures will be primarily in paying its proportional share of the cost of a third party contractor which will conduct an exploration program. The Company anticipates that the expenditure of funds will be determined by the third party contractor. Consistent with industry practice, once all or most of the working interests agree to initiate the exploration program and select the third party contractor or operator, the operator will draft a proposed exploration program and submit a request to approve the necessary expenditures to the working interests. Each working interest must then either approve the expenditures and provide funding or withdraw from the program. The Company expects that the Approval for Expenditures will set forth the specific costs for site preparation and drilling for the specific sites for test wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

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

Liquidity and Capital Resources
-------------------------------
The company is not at present producing revenues and its main source of funds has been the sale of the company's equity securities. The company had $33,365 in cash and receivables and other current assets as of March 31, 2000. The Company has a receivable of $33,250, from Calgary Chemical, of Calgary, Alberta, which the Company's President, Blair Coady is also President. All cash is a present being used to fund ongoing general and administrative expenses, plus consulting expenses, with the total of such expenses estimated to be approximately $5,000 per month. As a result the Company has enough present cash to meet its needs for twelve months. The company will need to raise additional capital to meet its ongoing overhead obligations and the contemplated development program. Such funding may be obtained through the sale of additional securities. If the company is unable to obtain sufficient funds, then the company may seek to find development partners and increase funds available to the company through the sale of some portion of its working interest in the Prince Edward Island leases. The ability of the company to sell a portion of its working interest is not a certainty and the proceeds derived from such sales will be subject to the ongoing economic viability of the project.

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

Result of Operations
--------------------
During the nine month period ended March 31, 2000, there were no revenues being realized from sale of assets, production or from any other source. Expenses incurred as of March 31, 2000 from general and administrative were $704.

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


SHANNON INTERNATIONAL RESOURCES, INC.

Dated: May 10, 2000
       ------------

/s/ BLAIR COADY
---------------------------------------------------
    Blair Coady, President, Chief Financial Officer