Form 10KSB
period 2000-06-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2000-11-21
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        Commission file number: 000-30254

                      SHANNON INTERNATIONAL RESOURCES, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                          98-0204956
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

        #4020, 7 STREET S.W., CALGARY, ALBERTA              T2G 2Y8
       (Address of principal executive offices)            (Zip Code)

                   Issuer's telephone number: (403) 543-0970

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ ] Yes   [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             Issuer's revenues for its most recent fiscal year. $0

        Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of
                    October 31, 2000: $391,500 (See Item 5)

  Number of shares outstanding of registrant's Common Stock, $0.001 par value, as of October 31, 2000: 10,050,000 (See Item 11)

                    Documents incorporated by reference: NONE
       Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                     ---    ---

Exhibit index on consecutive page 14                       Page 1 of 37 Pages

                                    GLOSSARY

The following is a glossary of oil and gas terms used in this Annual Report:


alluvial, fluvial and lacustrine strata      Sedimentary rock deposits.

basin A synclinal structure, roughly circular in its outcrop pattern, in which beds dip gently toward the center from all directions.

bituminous coal                              A soft grade of coal commonly
                                             mined for use by coal- fired,
                                             electric power generation plants.

borehole data                                Geological data compiled by
                                             exploratory drilling.

carboniferous period                         The period spanning a time interval
                                             of 70 million years, from 360
                                             million to 290 million years ago.

carboniferous system                         Rocks that were formed or deposited
                                             during the Carboniferous period
                                             including Old Red Sandstone;
                                             Mountain Limestone; Millstone Grit
                                             and Shale and the Coal Measures.

coalification                                The geological process whereby coal
                                             is formed.

coal measures                                The uppermost division of the Upper
                                             Carboniferous rocks consisting of a
                                             repetitive sequence of marine and
                                             nonmarine strata.  Productive coal
                                             deposits occur in the marine strata
                                             and consist largely of soft,
                                             bituminious coal.

coal seam                                    Layer of coal enclosed in other
                                             sedimentary layers.

fault systems                                Large fractures of the subsurface
                                             rock strata.

permeabilities                               The degree to which the porous
                                             space can be filled with gas or
                                             liquid.

permian period                               The period spanning a time interval
                                             of 50 million years, from 290
                                             million to 240 million years ago.
                                             The rocks of this period are rich
                                             in deposits of coal, oil and gas.

porosities                                   The molecular open space within
                                             rock.

                                    GLOSSARY



seismic data                                 Geological data compiled by
                                             measuring underground movement
                                             caused by test explosions.

trending fault systems                       Large fractures of the subsurface
                                             rock strata.

working interest                             The interest held by a company in
                                             an oil or natural gas property,
                                             which interest normally bears its
                                             proportionate share of the costs of
                                             exploration, development, and
                                             operation as well as any royalties
                                             or other production burdens.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Shannon International Resources, Inc. (the "Company") was incorporated on February 17, 1999 under the laws of the State of Nevada for the purpose of financing and owning oil and natural gas development properties. During February and March 1999, the Company sold a total of 8,000,000 shares of common stock for gross proceeds of $80,000. During March 1999, the Company sold 2,000,000 shares of common stock to CMB Energy Corp. ("CMB Energy") in exchange for a 25% working interest in petroleum, natural gas and coalbed methane leases (Oil and Natural Gas Permit No. 9606) covering 116,279 acres of Prince Edward Island, Canada (the "Working Interest"). As a result of the acquisition of the Working Interest, CMB Energy became the Company's largest shareholder. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." Additionally, CMB Energy owns 75% of the Prince Edward Island working interest. As the Company's largest shareholder and the owner of 75% of the Prince Edward Island working interest, at this time CMB Energy is able to control the exploration of the Working Interest. Additionally, CMB Energy is able to exert significant influence on the Company.

CMB Energy is a closely held private company located in Toronto, Ontario, and is owned by the following companies: Regal Tours Atlantic, Inc. (owned by Laughlin MacLean) and the Calder Company, Ltd., each owning 25% of CMB Energy, and Investimo S.A., which owns the remaining 50% of CMB Energy.

In April and June of 1999, the Company loaned US$35,000 to Calgary Chemical, a privately held Alberta corporation. Blair Coady, the Company's President, is also President of Calgary Chemical. As of October 31, 2000, the Company is not sure if or when Calgary Chemical will repay the loan. See "Item 12. Certain Relationships and Related Transactions."

BUSINESS OF ISSUER

The Company holds a 25% working interest in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada. See "Item 2. Description of Property." The Working Interest acquired from CMB Energy gives the Company the right to receive 25% of any income derived from the property covered in the lease. In exchange for the right to receive income, the Company has an obligation to pay 25% of the costs of exploration, development and production of the property. The agreement between the Company and CMB Energy granted the Company the option to acquire an additional 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2000, a second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2001 and the right to enter into a joint venture agreement with the holder or holders of the remaining 50% of the Working Interest, by the expenditure of Cdn.$3,000,000, on the property until August 2002. The agreement between the Company and CMB Energy was amended on August 18, 2000 to extend the first option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2001 and to extend the second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2002. As of October 31, 2000, the Company does not have sufficient funds to pay its share of costs of any exploration program on the Working Interest or to exercise the options to acquire a larger percentage of the Working Interest. In the event the Company is unable to pay its obligations under its existing 25% Working Interest, the Company's Working Interest can be proportionally reduced. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

The Company cannot predict if it will exercise its first option to acquire up to an additional 12.5% of the Working Interest from CMB Energy, for the expenditure of approximately Cdn.$1,500,000, by August 18, 2001 or its second option to acquire up to an additional 12.5% of the Working Interest from CMB Energy, for the expenditure of approximately Cdn.$1,500,000, by August 18, 2002. The Company may exercise only the first option, exercise both options simultaneously or sequentially or may not exercise the options at all. Exercise of these options is dependent upon whether the Company and CMB Energy receive an offer to participate in an exploration program, whether a market is established for the Company's securities and whether the Company can successfully raise such capital through the sale of its securities.

At this time, the Company does not have sufficient cash to fund an exploration project. The Company intends to seek a joint venture partner to conduct and fund the exploration and development of the Prince Edward Island property. To date the Company has been unsuccessful in its efforts to secure a joint venture partner. Additionally, CMB Energy will have to agree to any joint venture partner. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property. The Company makes no assurances that a joint venture partner will be found or, if one is found, that the joint venture will be successful.

If the Company is unable to secure a joint venture partner, the Company will have to raise funds to fund the exploration of the Working Interest and its portion of the ongoing lease payments, described below. To date, the Company has been unable to raise any significant additional funding and there is no assurance the Company will be able to raise any additional funds in the future.

Even if the Company locates a joint venture partner, the Company may be required to raise additional capital to fund its overhead and operations. There are no assurances the Company will be able to raise additional capital. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

The Company and CMB Energy are obligated to maintain the leases in good standing by the expenditure of Cdn.$5,814 per year. The Company's portion of this obligation is Cdn.$1,453, the next payment of which is due on or about July 5, 2001. There is no assurance that the Company will be able to contribute its proportionate share to maintain the leases. If the necessary expenditures are not made, the Company may lose some or all of its Working Interest. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

The Company has no revenues from operations and essentially no working capital. Until the Company is able to raise additional funds for its operating and overhead costs, the Company will be unable to meet its existing financial obligations. If the Company is unable to secure a joint venture partner (and approval of such partner by CMB Energy), the Company will have to raise sufficient funds to conduct an exploration program, of which there are no assurances. Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of an exploration program is approximately Cdn.$3,000,000, of which the Company may be expected to provide up to Cdn.$750,000. As of October 31, 2000 an exploration program has yet to be formalized. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The Company hopes to locate a joint venture partner and/or raise capital to participate in exploration activities to locate crude petroleum and natural gas. The principal markets for these commodities are refining companies, natural gas transmission pipeline companies, utilities and private end-users, which purchase the crude oil, and natural gas pipeline companies, which purchase the gas.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's planned petroleum and natural gas exploration activities in Prince Edward Island will be undertaken in a highly competitive and speculative business atmosphere. The Company does not intend to be the operator of the Working Interest and, therefore, will not be required to own any equipment. The Company and CMB Energy intend to seek a joint venture partner to provide the necessary capital, equipment and personnel to begin exploration of the Working Interest. There is significant competition in the exploration business and the Company is an insignificant participant. As such, the Company may not be able to locate a joint venture partner. If the Company cannot locate a joint venture partner (and obtain CMB Energy's approval of such partner), the Company will have to raise additional capital to conduct an exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than the Company. It will be difficult for the Company to raise additional capital given its size, lack of working capital and the lack of exploration on the Working Interest.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

As of October 31, 2000, the Company does not offer or sell any products or services and is not subject to material government regulations; however it, or any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas leases are subject to extensive regulation for the protection of the environment by the Canadian Federal Government and the Provincial Government where acreage is located. The Company must submit exploration and, if warranted, development plans to the Department of the Environment for the Province of Prince Edward Island for approval prior to the execution of such plans. Compliance with environmental regulation may be expected to result in Cdn.$50,000, of estimated expenses once an exploration program is implemented. Environmental protection expenses are expected to include the cost of site preparation such as road construction, fencing and earthen berms or retaining walls to contain potential overflows or spillage of oil or drilling fluids. If production is begun, the temporary measures must be made permanent, if production is not warranted, the temporary measures must be removed and the land restored to its prior condition.

The Company believes it is presently in compliance with all applicable environmental laws, rules or regulations; however, future legislation may have an adverse impact on the Company's present and contemplated business operations.

The foregoing is a brief summary of the existing environmental laws, rules and regulations to which the Company's business operations are subject. Future legislation in this area may be enacted and revisions may be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current and future operations.

RESEARCH AND DEVELOPMENT

As of October 31, 2000, the Company has not spent any money on research and development.

EMPLOYEES

The Company has no full time employees. Blair Coady, the sole officer and director of the Company, will not be devoting all of his time to the affairs of the Company, but will be devoting such time as required to effectively manage the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company holds a 25% working interest in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada. The portion of the Working Interest acquired from CMB Energy gives the Company the right to receive 25% of any income derived from the property covered in the lease. In exchange for the right to receive income, the Company has an obligation to pay 25% of the costs of exploration, development and production of the property. See "Item 1. Description of Business."

Prince Edward Island, where the Working Interest is located, lies in the southwestern part of a large, mainly non- marine, Carboniferous to Permian basin called the Maritimes Basin. The basin fill consists of fluvial, alluvial, lacustrine and minor marine strata. Seismic and borehole data suggest Prince Edward Island is underlain by coal measures strata, as estimated by the Geological Survey of Canada. The offshore extension of the coal measures strata contain up to 20 to 25 coal seams, ranging in thickness between 0.6 to 3 meters (2 to 10 feet) with a net coal thickness from 15 to 40 meters (48 to 131 feet). The coal rank is bituminous, and calculated theoretical gas capacity values for eastern Canadian coals range form 14.4 to 17.08 cubic meters per gram of coal. Structural features associated with major northeast trending faults systems and salt deposits may have created favorable permeability conditions for enhanced coal-bed methane recovery. Source rock studies indicate that the early Carboniferous rocks are oil prone with more than 2% total oil capacity and greater than 5 milligrams per gram of rock. Conversely, the upper Carboniferous rocks are mainly gas prone. In addition, excess coal gas expelled during coalification may have charged nearby reservoirs. Porosities up to 25% and favorable permeabilities have been reported from the lower Carboniferous rocks, whereas porosities up to 15% have been reported for the upper Carboniferous rocks. The Prince Edward Island property is not currently producing oil or gas and has no proven reserves.

UNDEVELOPED ACREAGE

As of June 30, 1999 and June 30, 2000, the Company, directly or indirectly, held undeveloped acreage as follows:


                                 June 30, 1999                 June 30, 2000
                          -------------------------   --------------------------

Undeveloped Acres:
         Gross                      116,279                       116,279
         Net                         29,070                        29,070

DRILLING ACTIVITIES

As of October 31, 2000, there are no drilling or present activities on the Working Interest.

PRINCIPAL OFFICES

The Company's offices are located at #4020, 7 Street S.W., Calgary, Alberta T2G 2Y8. The offices are provided by Calgary Chemical on a month-to-month basis at no cost to the Company. Blair Coady, the Company's President, is also the president of Calgary Chemical.

ITEM 3.  LEGAL PROCEEDINGS.

There is no action, suit or proceeding before or by any court of governmental agency or body, domestic or foreign, now pending or, to the knowledge of the Company, threatened, against or affecting the Company, or any of its properties, business affairs or business prospects of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not listed for sale on any exchange or trading medium. The Company intended to seek the listing of its Common Stock on the OTC Electronic Bulletin Board upon the effectiveness of its Form 10-SB. The Form 10-SB was effective on November 5, 1999; however, as of October 31, 2000, the Company had not been able to find a market maker for the Company's shares and, as such, as of October 31, 2000, there is no public market for the Company's common stock. As of October 24, 2000 there were approximately 35 holders of the Company's common stock.

As of October 31, 2000, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company was $391,500. Calculation of this value is based on an issuance of the Company's common stock at a value of $0.05 per share in exchange for consulting services on July 20, 2000. As of October 31, 2000 there were 7,830,000 shares of common stock held by non-affiliates of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company holds a 25% working interest in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada. See "Item 1. Description of Business." Until the Company engages in financing activities or finds a joint venture partner, the Company will be unable to undertake any exploration of the Working Interest.

The Company intends to follow the full cost method of accounting for oil and gas properties. Presently, the full cost method is inapplicable because the Company has not commenced its oil and gas activities. The Company is deemed to be in the development stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves or oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

PLAN OF OPERATION

As of June 30, 2000, the Company had current assets of $79 cash and $28,011 in loans receivable. The Company has not engaged in any exploration activities on the Working Interest. The Company does not have the funds necessary to purchase equipment for exploration. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. See "Item 1. Description of Business."

The Company is engaged in discussion concerning the formation of a joint venture for exploratory drilling. There is drilling activity in the general area of the Company's Working Interest, which is expected to create increased interest in the exploration of the Company's leases and lead to the formation of a joint venture exploratory drilling program.

Though no assurances can be given, this program is expected to provide for the drilling of exploration or test wells to determine whether there is sufficient reserves of oil or gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of oil and gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves as well as the necessary drilling depth and other drilling factors effecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of such a program is approximately Cdn.$3,000,000, of which the Company may be expected to provide up to Cdn.$750,000. The Company intends to raise this capital through the private placement or public offering of securities. In the event the Company is unable to pay its obligations under its existing 25% Working Interest, its working interest can be proportionally reduced in favor of whatever working interest partner pays the delinquent amount. Each working interest partner must then either approve the expenditures and provide funding or withdraw from the program. The Company expects that the approval for expenditures will set forth the specific costs for site preparation and drilling for the specific sites for test wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

The Company believes that no expenditure of funds will be required until the Company receives an offer to participate in an exploration program. As of October 31, 2000, the Company has not received any offers to participate in an exploration program. If and when the Company receives an offer to participate in an exploration program, the Company believes its expenditures will be primarily in paying its proportional share of the cost of a third party contractor or operator which will conduct an exploration program. Once all or most of the working interest holders agree to initiate an exploration program and select the third party contractor or operator, the Company expects that the third party contractor will draft a proposed exploration program and submit a request to approve the necessary expenditures.

The Company filed a Form 10-SB registration statement on November 5, 1999 in order to establish itself as a fully reporting company under the Securities Exchange Act of 1934, as amended. On the basis of the public information provided in the registration statement filed on November 5, 1999, the Company intended to seek a listing of its common stock on the OTC Electronic Bulletin Board. See "Item 5. Market for Common Equity and Related Stockholder Matters." As of October 31, 2000, the Company's stock is not listed on the OTC Electronic Bulletin Board. It is the Company's belief that an independent market for its common stock will be advantageous to the Company by establishing an objective measure of value for the common stock.

The Company's business plan is to raise additional capital through private placements or public offerings of its equity securities and use the capital to pay its proportional share of the costs of development of its Working Interest. The Company has not established any limitations on the amount or price for the Company's securities if the Company is successful in establishing a market. The Company does not, however, intend to sell such securities as would result in a change in voting control of the Company.

YEAR ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

During the year ended June 30, 2000, the Company recorded a net loss of $10,411, a loss of less than $0.01 per common share. The Company has not yet generated any revenues. Of the $10,411 in total expenses, the majority consisted of professional fees in the amount of $4,891 and travel expenses in the amount of $3,889.

The Company's current assets at June 30, 2000 consisted of $79 in cash and $28,011 in loans receivable. As of June 30, 2000, the Company had working capital of $26,439, compared to working capital of $36,850 at June 30, 1999.

The Company completed equity financings totalling $80,000 during the period ended June 30, 1999. Of the proceeds from the offering, $35,000 was loaned to Calgary Chemical, a portion was used to pay for offering costs and expenses as described above, and the remainder was allocated for general working capital.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $30,554 in cash and receivables and other current assets as of October 31, 2000. In April and June of 1999, the Company made loans in the amount of $35,000, to Calgary Chemical, an affiliate. Blair Coady, the Company's President is also President of Calgary Chemical. As of June 30, 2000 the Company had a loan receivable in the amount of $28,011. See "Item. 12 Certain Relationships and Related Transactions."

The Company will need to raise additional capital to meet its ongoing overhead obligations and to finance an exploration program. Such funding may be obtained through sale of additional securities. If the Company is unable to obtain sufficient funds, the Company may seek development partners and increase funds available to the Company through the sale of some portion of its Working Interest. The ability of the Company to sell a portion of the Working Interest is not a certainty and the proceeds derived from such sale will be subject to the ongoing economic viability of the project. Any decision to locate a development partner or to sell a portion of the Working Interest must be approved by CMB Energy.

ITEM 7.  FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows

         Blair Coady       President and Director since February 18, 1999.

Mr. Coady, as the sole director of the Company, is elected to serve until the next annual shareholders' meeting or until his successors are elected and qualified. Mr. Coady will hold the office of President until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removed.

BLAIR COADY (AGE 60): Mr. Coady is the Company's sole officer and director. He served as the President and Chairman of the Board of Wolf Industries, Inc., from August 1996 to April 1998. Since October 1996, Mr. Coady has been the President and Chief Executive Officer of Calgary Chemical, a privately-held custom blender of petroleum production chemicals. Since May 1999, Mr. Coady has served as a director of Autoco.com Inc., a publicly held corporation traded on the Pink Sheets. From 1992 to 1995 Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting. Mr. Coady is not a director of any reporting companies.

CONFLICTS OF INTEREST

Blair Coady, the Company's President is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as sole officer and director of the Company. Insofar as Mr. Coady is engaged in other business activities, he anticipates devoting as much time to the Company's affairs as is reasonably needed. The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Coady's attention insofar as such opportunities may relate to the Company's business operations.

Mr. Coady, in addition to being President and sole director of the Company, is also the sole officer and director of Calgary Chemical. On April 29, 1999, the Company entered into a loan transaction with Calgary Chemical. See "Item 12. Certain Relationships and Related Transactions." Accordingly, direct conflicts of interest may arise in the future with respect to Mr. Coady acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Coady in the performance of his duties or otherwise.

Mr. Coady, so long as he is an officer or director of the Company, is subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which Mr. Coady is affiliated with both desire to take advantage of an opportunity, then Mr. Coady would abstain from negotiating and voting upon the opportunity. However, Mr. Coady may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

PROMOTERS

The Company's sole Director, Blair Coady, is the Company's founder and promoter. Darrin Campbell, President of CMB Energy Corp., may also be considered a promoter of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Blair Coady and CMB Energy were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act (November 5, 1999). Mr. Coady filed the Form 3 Initial Statement of Beneficial Ownership on or about April 28, 2000. To the best knowledge and belief of the Company, CMB Energy has not made a timely filing on Form 3. None of such persons filed a report on Form 5 for the fiscal year ended June 30, 2000. To the best of the Company's knowledge no reports have been filed by any persons who owned 10% or more of the Company's registered equity securities.

ITEM 10.          EXECUTIVE COMPENSATION.

The following table sets forth information for Blair Coady, the Company's sole executive officer and director during the fiscal year ended June 30, 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG TERM COMPENSATION
                                       ANNUAL COMPENSATION                       AWARDS              PAYOUTS
                                                             OTHER      RESTRICTED    SECURITIES
                                                            ANNUAL         STOCK      UNDERLYING                   ALL OTHER
NAME AND                                                   COMPEN-       AWARD(S)      OPTIONS /        LTIP        COMPEN-
PRINCIPAL              YEAR     SALARY($)     BONUS($)    SATION ($)        ($)        SARS ($)     PAYOUTS ($)    SATION ($)
POSITION
-------------------------------------------------------------------------------------------------------------------------------
Blair Coady,           2000        -0-          -0-           -0-           -0-           -0-           -0-            -0-
President,             1999        -0-          -0-           -0-           -0-           -0-           -0-            -0-
President and
Director
-------------------------------------------------------------------------------------------------------------------------------

The Company does not have any employment contracts with Mr. Coady. At June 30, 2000, Mr. Coady did not hold any options to acquire shares of the Company's stock.

STOCK OPTION PLANS

The Company has a Stock Option Plan, entitled the "Shannon International Resources, Inc, 1999 Stock Option Plan" (the "Plan"). Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants to the Company, the opportunity to acquire a proprietary interest in the Company by the grant of options to such persons under the Plan's terms. The effective date of the plan was June 1, 1999. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 1,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. Under the Plan, there have been no options granted.

EMPLOYMENT AGREEMENTS

Blair Coady, the Company's sole officer and director does not have an employment agreement and does not presently draw a salary. The Company expects that as and when additional funding or revenue is obtained and the time Mr. Coady devotes to the Company's affairs increases, a salary and other compensation such as stock options will be adopted. It is anticipated that Mr. Coady's future compensation will be determined by an outside director and will be submitted to the shareholders for approval.

DIRECTORS' COMPENSATION

Blair Coady, the Company's sole officer and director, is reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of October 24, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by the sole officer and director of the Company.

NAME AND ADDRESS OF BENEFICIAL              AMOUNT OF SHARES BENEFICIALLY         PERCENT OF CLASS(2)<F2>
OWNER                                                   OWNED

CMB Energy                                  2,220,000 shares common stock(1)<F1>          22.2%
McLeod Dixon 1800-121 King
Street W
Toronto, ON M5H 3T9

Blair Coady                                              -0-                               -0-

Officers and Directors, as a Group                       -0-                               -0-
(1 person)

<F1>
(1) Includes 220,000 shares registered in the name of Laughlin MacLean, but does not include 200,000 shares held by Gus MacLean, Laughlin MacLean's uncle in which he disclaims beneficial ownership. Mr. MacLean is the beneficial owner of 25% of CMB Energy. Calder Company, Ltd., a closely held corporation is also a 25% owner of CMB Energy, and Investimo S.A., a closely held corporation owns the remaining 50% of CMB Energy.

<F2>
(2) Based on 10,050,000 shares of common stock outstanding as of October 24, 2000.

CHANGES OF CONTROL

As of October 31, 2000, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and sole director, Blair Coady, is also the Company's founder and promoter. In anticipation of additional directors, the Company's By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the Company's Board of Directors must approve any related party transaction. As of October 31, 2000, Mr. Coady, the Company's sole director, is only accountable to the shareholders for any related party transaction he may enter into.

On March 31, 1999, the Company issued 750,000 shares of common stock to Danford Management, Ltd. ("Danford Management") in consideration for the services of Blair Coady as the Company's President in the formation of the Company. Danford Management is a corporation beneficially owned by the adult sons of Mr. Coady. Mr. Coady is neither an officer, director or shareholder of Danford Management and disclaims beneficial ownership in these shares. These shares were issued to Danford Management as part of Mr. Coady's estate planning. The Company believes that compensation paid for Mr. Coady's services was reasonable and less than the compensation Mr. Coady could have received for comparable employment for which he is qualified.

ACQUISITION OF WORKING INTEREST

On or about February 18, 1999, the Company entered into a Working Interest Acquisition Agreement with CMB Energy. The Company agreed to purchase a 25% working interest in a block of petroleum, natural gas and coal bed methane leases, located on Prince Edward Island of Canada for consideration of 2,000,000 treasury shares of the Company's common stock. The shares has an ascribed value of $0.015 per share for a total consideration of $30,000. In addition to the 25% working interest, the Company was also granted an option to acquire an additional 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2000, a second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2001 and the right to enter into a joint venture agreement with the holder or holders of the remaining 50% Working Interest, by the expenditure of Cdn.$3,000,000, on the property until August 2002. The agreement between the Company and CMB Energy was amended on August 19, 2000 to extend the first option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 19, 2001 and to extend the second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2002.

CMB Energy acquired its interest in the Prince Edward Island property on or about November 23, 1998 when CMB Energy entered into a Purchase and Joint Venture Agreement with Prince Edward Gas Company Inc. ("Prince Edward Gas"). CMB Energy acquired a 50% interest in the Prince Edward Island property in exchange for 400,000 common shares of Rally Energy Corp. ("Rally") and 400,000 options to purchase common shares of Rally, each option exercisable to purchase one common share of Rally for Cdn.$1.50 until November 22, 2000. The value of Cdn.$1.50 ascribed to the Rally shares was based upon the market price for said shares as then quoted by the Canadian Dealing Network, a Canadian over-the-counter market. CMB Energy also has the option to earn an additional 25% interest through the expenditure of Cdn.$3,000,000 on the property on or before November 22, 2001 and a right to purchase, at any time, an additional 25% interest in the property for the purchase price of Cdn.$5,000,000.

LOANS MADE TO SHAREHOLDERS/AFFILIATES.

On April 30, 1999, the Company loaned US$30,000 to Calgary Chemical, an Alberta corporation of which Blair Coady is the president. On June 3, 1999, the Company loaned an additional US$5,000 to Calgary Chemical.

As at June 30, 2000, loans receivable consisted of unsecured non interest bearing notes which are due on demand. The first note, dated April 13, 1999 has a principal balance outstanding of $27,370. The second note, dated June 3, 1999, has a principal balance outstanding of $5,000. The loans have been discounted on an imputed interest rate of 8.5% assuming repayment in one year from the date of issuance. The loans are made to Calgary Chemical, an Alberta corporation, of which Blair Coady, the Company's President, is also the President. As of October 31, 2000, Calgary Chemical did not have sufficient funds to repay the loans. Management does not know if or when the loans will be repaid, but anticipates that the loans will not be repaid in cash.

The Company's offices are located at the offices of Calgary Chemical and are provided at no cost to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


REGULATION                                                           CONSECUTIVE
S-B NUMBER                  EXHIBIT                                  PAGE NUMBER

   3.1        Articles of Incorporation(1)                               N/A

   3.2        Bylaws(1)                                                  N/A

   4.1        1999 Stock Option Plan                                     28

  10.1        Working Interest Acquisition Agreement(1)                  N/A

  10.2        Purchase and Joint Venture Agreement(1)                    N/A

REGULATION                                                           CONSECUTIVE
S-B NUMBER                  EXHIBIT                                  PAGE NUMBER

  10.3        Oil and Natural Gas Permit No. 96-06 (1)                   N/A

  10.4        Amendment to Working Interest Acquisition Agreement        34

  10.5        Promissory Note with 714674 Alberta Ltd. (April 1999)      35

  10.6        Promissory Note with 714674 Alberta Ltd. (June 1999)       36

   27         Financial Data Schedule                                    37


(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB (file number 000-30254)


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHANNON INTERNATIONAL  RESOURCES INC.



Dated: November 16, 2000           By:  /s/Blair Coady
                                      ------------------------------------------
                                        Blair Coady, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                   DATE
                             President and Director
                             Principal Executive, Financial
/s/ Blair Coady              and Accounting Officer            November 16, 2000
-----------------------
Blair Coady

                              FINANCIAL STATEMENTS

                                      AND

                          INDEPENDENT AUDITORS' REPORT


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                        June 30, 2000 and June 30, 1999

                                    CONTENTS


                                                                PAGE

Independent Auditors' Report                                      1

Financial Statements

      Balance Sheets                                              2

      Statements of Operations                                    3

      Statements of Stockholders' Equity                          4

      Statements of Cash Flows                                    5

Notes to Financial Statements                                   6-9

                               MILLER AND McCOLLOM
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Shannon International Resources, Inc.


         We have audited the accompanying balance sheets of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2000 and June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000 and for the period from February 17, 1999 (inception) to June 30, 1999 and June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon International Resources, Inc. ( a Development Stage Company) as of June 30, 2000 and June 30, 1999 and the results of its operations and its cash flows for the year ended June 30, 2000 and for the periods from February 17, 1999 (inception) to June 30, 1999 and to June 30, 2000, in conformity with generally accepted accounting principles.


/s/ Miller and McCollom

Lakewood, Colorado
September 22, 2000








               7400 West Fourteenth Avenue . Lakewood, CO 80215
                      (303)-237-3077 . FAX (303)-232-4856

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                   June 30, 2000        June 30, 1999
                                                                                   -------------        -------------
CURRENT ASSETS
 Cash                                                                                $      79           $    7,198
 Loans receivable affiliate net of discount of $4,359 at June 30,
       2000 and $2,275 at June 30, 1999 (see note 3)                                    28,011               32,725
 Prepaid expenses                                                                            -                   47
                                                                                   -------------        ------------

        Total current assets                                                            28,090               39,970
                                                                                   -------------        ------------
 OIL AND GAS PROPERTIES
   Unevaluated oil and gas properties (using the full cost method)
   (Note 3)                                                                             45,000               45,000
                                                                                   -------------        ------------
        Total assets                                                                 $  73,090           $  84, 970
                                                                                   =============        ============


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $   1,651           $   3,120
                                                                                   -------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 4 and 8)
  Common stock - authorized 200,000,000 shares of $.001 par
     value. Issued outstanding 10,000,000 shares at June 30,
     2000 and 1999                                                                      10,000              10,000
  Additional paid-in capital                                                            80,299              80,299
  Deficit accumulated during development stage                                         (18,860)             (8,449)
                                                                                   -------------        ------------
              Total stockholders' equity                                                71,439              81,850
                                                                                   -------------        ------------
  Total liabilities and stockholders' equity                                         $  73,090           $  84,970
                                                                                   =============        ============


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

         The accompanying notes are an integral part of these statements
                            STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED JUNE 30, 2000, AND FOR THE PERIOD
               FEBRUARY 17, 1999 (INCEPTION) THROUGH JUNE 30, 2000


                                                            For the year             From February             From February
                                                                ended                 17, 1999 to               17, 1999 to
                                                            June 30, 2000            June 30, 1999             June 30, 2000
                                                            -------------            -------------             -------------
Expenses
    Administrative                                           $    10,411              $     8,449               $    18,860
                                                            -------------            -------------             -------------

Net loss                                                     $   $10,411              $     8,449               $    18,860
                                                            =============            =============             =============

Net loss per share                                                     *                        *                         *
                                                           ==============            =============             =============

Weighted number of shares outstanding                         10,000,000                7,486,734                 9.640,900
                                                           ==============            =============             =============


*  Less than $.01


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

         The accompanying notes are an integral part of these statements
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED JUNE 30, 2000, AN FOR THE PERIOD
               FEBRUARY 17, 1999 (INCEPTION) THROUGH JUNE 30, 2000



                                                                                           Accumulated
                                                 Common Shares           Additional       Deficit during
                                                 -------------             paid-in         development
                                            Shares      Par Value          capital             stage               Total
                                          ----------    ----------      ------------      --------------      -------------

Balance beginning of period                        -    $        -      $          -      $            -      $           -

Common shares issued:

Issuance of  common stock for cash
on February 26, 1999                         300,000           300             2,700                   -              3,000
Issuance of common stock for cash
on March 10, 1999                            300,000           300             2,700                   -              3,000
Issuance of common stock for cash
on March 22, 1999                            150,000           150             1,350                   -              1,500
Issuance of common stock for cash
on March 25, 1999                            480,000           480             4,320                   -              4,800
Issuance of common stock for cash
on March 28, 1999                          1,555,000         1,555            13,995                   -             15,550
Issuance of common stock for cash
on March 29, 1999                          1,240,000         1,240            11,160                   -             12,400
Issuance of common stock for cash
on March 30, 1999                          1,320,000         1,320            11,880                   -             13,200
Issuance of common stock for cash
on March 31, 1999                             20,000            20               180                   -                200
Issuance of common stock for
services on March 31, 1999                 1,885,000         1,885            16,965                   -             18,850
Issuance of common stock for
services on March 31, 1999                   750,000           750             6,750                   -              7,500
Issuance of common stock for oil
and gas properties on March 31, 1999       2,000,000         2,000            28,000                   -             30,000

Offering costs                                     -             -           (19,701)                  -            (19,701)

Net loss for period                                -             -                 -              (8,449)            (8,449)
                                          ----------    ----------      -------------     ---------------     --------------

Balance, June 30, 1999                    10,000,000        10,000            80,299          (    8,449)            81,850

Net loss for period                                -             -                 -        (     10,411)        (   10,411)
                                          ----------    ----------      ------------       --------------     --------------
Balance for June 30, 2000                 10,000,000        10,000            80,299        ( $   18,860)     $      71,439
                                          ==========    ==========      ============       ==============     ==============

        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

         The accompanying notes are an integral part of these statements
                            STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED JUNE 30, 2000, AND FOR THE PERIOD
              FEBRUARY 17, 1999, (INCEPTION) THROUGH JUNE 30, 2000


                                                                                                        February 17,
                                                                                                      1999 (inception)
                                                                                    Year ended            through
                                                                                  June 30, 2000         June 30, 1999
                                                                                  -------------       ----------------
Operating Activities
    Net loss                                                                       $   (10,411)        $      (8,449)
    Unamortized discount on loans receivable                                             2,083                 2,275

Changes in operating assets and liabilities
    Increase (decrease) in prepaid expenses                                                 47                   (47)
    (Decrease) Increase in accounts payable                                             (1,469)                3,120
                                                                                   ------------        --------------

          Net cash provided by operations                                               (9,750)               (3,101)
Investing activities
    Acquisition of oil and gas properties                                                    -               (15,000)
    Loans receivable                                                                         -               (35,000)
                                                                                   ------------        --------------

          Net cash (used in) investing activities                                            -               (50,000)


Financing activities
    Issuance of common stock                                                                 -                72,300
    Offering costs                                                                           -               (12,000)
    Receipts from Loans Receivable                                                       2,631                     -
                                                                                   ------------        --------------

          Net cash provided by financing activities                                      2,631                60,299
                                                                                   -------------       --------------

Increase (decrease) in cash                                                             (7,119)                7,198

Cash at beginning of period                                                              7,198                     -
                                                                                   -------------       --------------
Cash at end of period                                                              $        79         $       7,198
                                                                                   =============       ==============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
          Interest
          Income taxes


Supplemental schedule of noncash investing and financing activities
     Issuance of 770,000 shares of common stock for services                                                 $ 7,700

     Issuance of 2,000,000 shares of common stock for oil and                                               $ 30,000
       gas properties


         The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Shannon International Resources, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION

The Corporation was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999.

The Corporation's primary business activity is the acquisition, development and production of coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage and it has no revenue from oil and gas activities.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted account principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock are computed based on weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

ESTIMATED FAIR VALUE PF FINANCIAL INSTRUMENTS

The carrying value of cash, loans receivable, prepaid expenses and accounts payable reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTES 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company does not have any components of comprehensive income other than net income.

ACCOUNTING FOR OIL AND GAS OPERATIONS

The Company intends to follow the full cost method of accounting for oil and gas properties. Presently, the full cost method is inapplicable because the Company has not commenced its oil and gas activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 2 - OIL AND GAS PROPERTIES

The Corporation, by letter agreement dated February 18, 1999, acquired a 25% interest in certain non-producing oil and gas properties in the province of Prince Edward Island, Canada.

This interest was acquired by the issuance of 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) and paid fees related to the acquisition of $15,000.

The Agreement, as amended, granted the Company two options to acquire additional working interests in the properties. An additional 12.5% working interest may be earned through the expenditure of $1,500,000 Canadian before August 19, 2001. An additional 12.5% working interest may be earned through the expenditure of $1,500,000 Canadian before August 19, 2002.

NOTE 3 - LOAN RECEIVABLE - AFFILIATE

At June 30, 2000, loans receivable consisted of the following unsecured non-interest bearing notes, which are due on demand. The loans have been discounted on an imputed interest rate of 8.5% assuming repaid in one year from date of issuance. The loans are made to Calgary Chemical, an Alberta corporation of which Mr. Coady, the President of Shannon International Resources, is also the President.


                                                Principal
                                                 Balance          Unamortized
                                               Outstanding          Discount
                                               -----------        -----------
   Promissory note dated April 13, 1999        $   27,370         $    3,608
   Promissory note dated June 3, 1999               5,000                750
                                               ----------         ----------
                                               $   32,370         $    4,358
                                               ==========         ==========

NOTE 4 - STOCK OPTION PLAN

The Company has a Stock Option Plan, entitled the "Shannon International Resources, Inc. 1999 Stock Option Plan" (the "Plan"). Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants to the Company, the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. The effective date of the Plan was June 1, 1999. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding Options under the Plan, not to exceed 1,000,000 shares. The per share Option price for the stock subject to each Option shall be as the Board may determine. All Options must be granted within ten years from the effective date of the Plan. There is no express termination date for the Options although the Board may vote to terminate the Plan. Under the Plan, there have been no Options granted.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 5 - INCOME TAXES

No provision for income taxes has been provided in the accompanying financial statement. The Corporation has a net operating loss carryforward of $14,502 of which $6,174 will expire in 2019 and $8,328 will expire in 2020. The tax benefit of the net operating loss carryforward has not been recognized due to the uncertainty of realization.

The net deferred tax asset due to loss carryforward is as follows:


              Deferred tax asset               $ 4,931
              Valuation allowance               (4,931)
                                               --------
                                               $     -
                                               ========

NOTE 6 - BASIS OF PRESENTATION

The Company has no revenue and limited resources to develop its oil and gas properties. It is the Company's intent to raise additional capital through private placements or public offerings of its equity securities and use the capital for development of its current Working Interest. Thereafter the Company intends to establish or acquires assets with development and exploitation potential through industry contacts and opportunities known to the company's management. Whenever possible, the Company intends to use its common stock as consideration for such acquisitions. The ultimate objective is to conduct a balanced exploration and development program and seek to acquire operating control and majority ownership of interests in order to optimize the efficiency of operations.

NOTE 7 - CONCENTRATION OF RISK

The Company's oil and gas properties are located in Prince Edward Island, Canada.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The corporation, by letter agreement dated February 11, 1999, agreed to pay $10,000 to counsel upon the initiation of trading of its' common stock on the NASD Electronic Bulletin.