Form 10QSB
period 2000-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2000-11-21
CIK 1081047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                    000-30254
                            (Commission File Number)

                      SHANNON INTERNATIONAL RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                         98-0204956
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                 #4020, 7 STREET S.W., CALGARY, ALBERTA T2G 2Y8
                    (Address of principal executive offices)

                                 (403) 543-0970
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        AS OF OCTOBER 24, 2000 THE ISSUER HAD 10,050,000 SHARES OF COMMON
                            STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format (check one):

                     Yes                               No   X
                        -------                          -------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                 $        38
   Loans receivable affiliate net of discount                                                     28,011

            Total current assets                                                                  28,049
                                                                                                 -------

OIL AND GAS PROPERTIES
   Unevaluated oil and gas properties (using the full cost method)                                45,000
                                                                                                 -------

             Total assets                                                                    $    73,049
                                                                                                 =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                                          $     1,651
                                                                                                 -------

STOCKHOLDERS' EQUITY (Note 4 and 8)
   Common stock - authorized 200,000,000 shares of $.001 par value,
issued and outstanding 10,050,000 shares                                                          10,050
   Additional paid-in capital                                                                     82,749
   Accumulated deficit                                                                           (21,401)
                                                                                                 -------
   Total Stockholders' Equity                                                                     71,398
                                                                                                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $    73,049
                                                                                                 =======

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations
                         September 30, 2000 (Unaudited)


                                                                                           Inception              Inception
                                                 Three                 Three             (February 17,            (February
                                                Months                 Months               1999) to            17, 1999) to
                                                 Ended                 Ended               September              September
                                               September             September              30, 2000              30, 1999
                                               30, 2000               30, 1999
                                            ---------------       ----------------      ----------------       ---------------
Expenses
     General and administrative             $     (2,541)           $ (4,076)             $  (21,401)            $  (12,525)
                                                 -----                 -----                  ------                 ------

Net (loss)                                  $     (2,541)           $ (4,076)             $  (21,401)            $  (12,525)
                                                   =====                 =====                  ======                 ======

Net (loss) per common share                 $          *            $      *              $        *             $        *

Weighted average shares outstanding
                                              10,000,000             10,000,000            10,000,000            10,000,000
                                              ==========             ==========            ==========            ==========


* Less than $(.01) per share

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                         September 30, 2000 (Unaudited)


                                                                                   Inception                Inception
                                                         Three Months            (February 17,            (February 17,
                                                             Ended                 1999) to                 1999) to
                                                         September 30,           September 30,            September 30,
                                                             2000                    1999                     2000
                                                      -------------------     -------------------       -----------------

Operating Activities
    Net loss                                            $    (2,541)            $   (12,525)              $   (21,401)
    Reconciling adjustments:
        Amortization of discount                                                      1,535                     4,358
    Change in assets and liabilities
        Accounts payable and advances                                                 3,555                     1,651
        Prepaid expenses                                                                (47)
        Common stock issued for services                      2,500                       -                     2,500
                                                              -----                  ------                    ------
        Total adjustments                                     2,500                   5,043                     2,500
                                                              -----                  ------                    ------

Net cash used for operating activities                          (41)                 (7,482)                  (12,892)

Investing activities
    Acquisition of oil and gas properties                                           (15,000)                 (15,000)
    Loans receivable                                                                (35,000)                 (35,000)
                                                                                     ------                   ------
        Net cash(used by) investing activities                    -                 (50,000)                 (50,000)

Financing Activities
    Issuance of common stock                                                         72,300                   72,300
    Offering costs                                                                  (12,000)                 (12,000)
    Receipts from loans receivable                                                        -                    2,630
                                                                                     ------                  -------
        Net cash provided by financing
         activities                                               -                  60,299                   62,930
                                                               -----                 ------                  -------

Net change in cash and cash equivalents                         (41)                  2,817                       38
Cash at beginning of period                                      79                       -                        -
                                                               -----                 ------                  -------
Cash at end of period                                   $        38             $     2,817               $       38
                                                               =====                 ======                  =======
Supplemental disclosure of cash flow
information

    Cash paid during the period for:
        Interest                                        $         -             $         -               $        -
        Income taxes                                    $         -             $         -               $        -
Supplemental schedule of noncash investing
    and financing activities
    Issuance of 770,000 shares of common
    stock for services                                  $         -             $     7,700               $    7,700

    Issuance of 2,000,000 shares of common
    stock for oil and gas properties                    $         -             $    30,000               $   30,000


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

                                   (Unaudited)

NOTE 1 - MANAGEMENT STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Shannon International Resources, Inc. as of September 30, 2000, and the results of operations for the three months then ended and cash flows for the three months ended September 30, 2000. The Notes to Financial Statements that are contained in the Form 10-KSB should be read in conjunction with these financial statements.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Corporation was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year end.

The Corporation's primary business activity is the acquisition of coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage as its operations principally involve oil and gas activities and they have no revenue from oil and gas activities.

NOTE 3- BASIS OF PRESENTATION

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

NOTE 4  -  RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position, or cash flows as the Company currently does not engage in any derivative or hedging activities.

NOTE 5  -  ISSUANCE OF COMMON STOCK

On July 20, 2000, the Company issued 50,000 shares of restricted common stock in payment for Consulting Services totaling $2,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company holds a 25% working interest in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada (the "Working Interest"). Until the Company is able to engage in financing activities or finds a joint venture partner, the Company will be unable to engage in any exploration of its Working Interest.

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

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

PLAN OF OPERATION

As of September 30, 2000, the Company had current assets of $28,049, which consisted of $38 cash and $28,011 in loans receivable. The Company has not engaged in any exploration activities on the Working Interest. The Company does not have the funds necessary to purchase equipment for exploration. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

The Company intends to seek a joint venture partner to conduct and fund the exploration and development of the Prince Edward Island property. The Company is engaged in discussions concerning the formation of a joint venture for exploratory drilling. There is drilling activity in the general area of the Company's Working Interest, which is expected to create increased interest in the exploration of the Company's leases and lead to the formation of a joint venture exploratory drilling program. As of September 30, 2000, the Company has not secured a joint venture partner to begin an exploration program on its Working Interest.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

During the three months ended September 30, 2000, the Company had a net loss of $2,541 compared to a net loss of

$4,076 for three months ended September 30, 1999. The net loss per common share during both of these periods was less than $0.01 per share. During the three months ended September 30, 2000, the Company's general and administrative expenses were $2,541, a decrease of $1,535 (38%) compared to the three months ended September 30, 1999. The Company's expenses during the three months ended September 2000 related primarily to consulting services. During the 1999 period, the Company's expenses consisted primarily of expenses relating to the Company's formation.

As a result of the expenses incurred in preparing the Company's annual report, and this quarterly report, management expects the Company's net loss for the three months ending December 31, 2000 to be significantly higher than the net loss for the three months ended September 30, 2000.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of September 30, 2000, the Company had working capital of $26,398, compared to working capital of $28,090 at June 30, 2000. Subsequent to September 30, 2000, the Company received $7,500 in funds from an investor. As of November 20, 2000, management does not know whether those funds will be a loan or an equity investment. The Company had $30,554 in cash and receivables and other current assets as of October 31, 2000. In April and June of 1999, the Company made loans in the amount of $35,000 U.S., to Calgary Chemical, an affiliate. Blair Coady, the Company's President is also President of Calgary Chemical. As of September 30, 2000 the Company had a loan receivable in the amount of $28,011. As of October 31, 2000, Calgary Chemical did not have sufficient funds to repay the loans. Management does not anticipate that the loans will be repaid in cash.

The Company will need to raise additional capital to meet its ongoing overhead obligations and to finance the contemplated development program. Such funding may be obtained through sale of additional securities. If the Company is unable to obtain sufficient funds, the Company may seek to find development partners and increase funds available to the Company through the sale of some portion of its Working Interest. The ability of the Company to sell a portion of the Working Interest is not a certainty and the proceeds derived from such sale will be subject to the ongoing economic viability of the project. Any decision to locate a development partner or to sell a portion of the Working Interest must be approved by CMB Energy.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

On July 20, 2000, the Company issued 50,000 shares of common stock at a value of $0.05 per share to consultants in exchange for services. The exemption relied upon by the Company for this transaction is Section 4(2) of the Securities Act of 1933, as amended. As of October 24, 2000, the Company had 10,050,000 shares of common stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER

       3.1               Articles of Incorporation (1)<F1>                                                 N/A

       3.2               Bylaws (1)<F1>                                                                    N/A

       4.1               1999 Stock Option Plan (2)<F2>                                                    N/A

      10.1               Working Interest Acquisition Agreement (1)<F1>                                    N/A

      10.2               Purchase and Joint Venture Agreement (1)<F1>                                      N/A

      10.3               Oil and Natural Gas Permit No. 96-06 (1)<F1>                                      N/A

      10.4               Amendment to Working Interest Acquisition Agreement (2)<F2>                       N/A

      10.5               Promissory Note with 714674 Alberta Ltd. (April 1999) (2)<F2>                     N/A

      10.6               Promissory Note with 714674 Alberta Ltd. (June 1999) (2)<F2>                      N/A

       27                Financial Data Schedule                                                            10

<F1>
         (1)      Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB
                  (file number 000-30254).

<F2>
         (2)      Incorporated by reference to the exhibits to the Company's annual report in From 10-KSB (file number 000-30254).

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

    Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SHANNON INTERNATIONAL RESOURCES, INC.



Date: November 20, 2000                By:   /s/ Blair Coady
                                          ------------------------------------
                                          Blair Coady, President and Director