Form 10QSB
period 2000-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-02-23
CIK 1081047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000

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

       AS OF DECEMBER 31, 2000 THE ISSUER HAD 10,050,000 SHARES OF COMMON
                            STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format (check one):

                       Yes                            No     X
                           -------                       -------

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet
                                December 31, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $        643
                                                                 ---------------

OIL AND GAS PROPERTIES
Unevaluated oil and gas properties (using the full cost method)         45,000
                                                                 ---------------

TOTAL ASSETS                                                      $     45,643
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $      5,233
                                                                 ---------------

   STOCKHOLDERS' EQUITY (Notes 4 and 8)
     Common stock-authorized 200,000,000 shares of $.001 par value,
       issued and outstanding 10,050,000 shares                         10,050
     Additional paid-in capital                                         82,749
     Accumulated deficit                                               (52,389)
                                                                 ---------------

         Total stockholders' equity                                     40,410
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     45,643
                                                                 ===============


        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended                Six Months Ended         Inception (February 17,
                                                 December 31,                     December 31,            1999) to December 31,
                                       ------------------------------    ---------------------------   ----------------------------
                                            2000             1999            2000           1999           2000            1999
                                       --------------    ------------    -----------    ------------   -------------    -----------
Expenses
   General and administrative          $    30,988       $       606     $   33,529     $     4,682    $     52,389     $   13,131
                                       --------------    ------------    -----------    ------------   -------------    -----------

Net (loss)                             $   (30,988)      $      (606)    $  (33,529)    $    (4,682)   $    (52,389)    $  (13,131)
                                       ==============    ============    ===========    ============   =============    ============

Net (loss) per common share            $        *        $        *      $      *       $        *     $         *      $       *
                                       --------------    ------------    -----------    ------------   -------------    ------------

Weighted average shares
   outstanding                          10,050,000        10,000,000     10,050,000      10,000,000       9,438,487      8,768,186
                                       ==============    ============    ===========    ============   =============    ============

 * Less than $(.01) per share



        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                December 31, 2000

                                   (Unaudited)

                                                                                     Inception             Inception
                                                              Six Months           (February 17,         (February 17,
                                                                Ended                 1999) to              1999) to
                                                             December 31,           December 31,          December 31,
                                                                 2000                   1999                  2000
                                                           ------------------    ------------------    ------------------
Operating activities
   Net loss                                                       $ (33,529)            $ (13,131)            $ (52,389)
   Reconciling adjustments:
      Amortization of discount                                       (4,312)                  795                     -
   Change in assets and liabilities:
      Accounts payable and advances                                   3,582                 2,783                 5,233
      Prepaid expenses                                                 (47)                     -                     -
                                                           ------------------    ------------------    ------------------

      Total adjustments                                               (777)                 3,578                 5,233
                                                           ------------------    ------------------    ------------------

Net cash used for operating activities                             (34,306)                (9,553)              (47,156)

Investing activities
  Acquisition of oil and gas properties                                  -                (15,000)              (15,000)
  Loans receivable                                                       -                (35,000)              (35,000)
                                                           ------------------    ------------------    ------------------
    Net cash (used by) investing activities                              -                (50,000)              (50,000)

Financing activities
  Issuance of common stock                                           2,500                 72,300                74,800
  Offering costs                                                         -                (12,000)              (12,000)
  Receipts from loans receivable                                    32,370                      -                35,000
                                                           ------------------    ------------------    ------------------
    Net cash provided by financing activities                       34,870                 60,299                97,800

Net change in cash and cash equivalents                                564                    746                   643
Cash at beginning of period                                             79                      -                     -
                                                           ------------------    ------------------    ------------------
Cash at end of period                                             $    643              $     746             $     643
                                                           ==================    ==================    ==================

Supplemental disclosure of cash flow
  information

Cash paid during the period for:
  Interest                                                        $      -              $       -             $       -
  Income taxes                                                    $      -              $       -             $       -

Supplemental schedule of noncash investing
  and financing activities
  Issuance of 770,000 shares of common
    stock for services                                            $      -              $   7,700             $   7,700
  Issuance of 2,000,000 shares of common
    stock for oil and gas properties                              $      -              $  30,000             $   7,700
  Issuance of 50,000 shares of common
    stock for services                                            $  2,500              $       -             $   2,500


        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

                                   (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Shannon International Resources, Inc. as of December 31, 2000, and the results of operations for the three months and six months then ended and cash flows for the three and six months ended December 31, 2000. The Notes to Financial Statements that are contained in the Form 10-KSB should be read in conjunction with these financial statements.

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

Note 3 - Basis of Presentation

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

                                   (Unaudited)

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

Note 5 - Related Party Transaction

During December 2000, the Company paid Calgary Chemical, a company that the Company's president is an officer, by cancellation of a note receivable of $24,656. The invoice amount presented to the company, included as general and administrative expense in the accompanying statement of operations, was designated, as follows:

         General office                                       $  4,932
         Administrative                                          7,890
         Consulting                                             11,834
                                                        ---------------

                  Total                                       $ 24,656
                                                        ===============

                                     PART I



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

PLAN OF OPERATION

As of December 31, 2000, the Company had current assets of $643 all of which consisted of cash. Currently, the Company has not engaged in any exploration activities on the Working Interest. The Company does not have the funds necessary to purchase equipment for exploration. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

The Company intends to seek a joint venture partner to conduct and fund the exploration and development of the Prince Edward Island property. The Company has engaged in discussions concerning the sale of all or a part of the Working Interest. As of January 31, 2001, however, the Company has not entered into any agreements relating to such a sale, and management does not know if, or when, such a sale may occur, or the terms of any such sale.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1999

RESULTS OF OPERATIONS

During the six months ended December 31, 2000, the Company had a net loss of $33,529 compared to a net loss of $4,682 for six months ended December 31, 1999. During the three months ended December 31, 2000, the Company had a net loss of $30,988, compared to a net loss of $606 during the three months ended December 31, 1999. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period. During the three months ended December 31, 2000, Calgary Chemical charged the Company $24,656 for rent and administrative and consulting services provided by Blair Coady, the President of the Company. Mr. Coady is also the President of Calgary Chemical. The Company cancelled loans to Calgary Chemical in the amount of $24,656 in payment of the charges. Additionally, during the three months ended December 31, 2000, the Company incurred legal and accounting fees relating to its filings with the Securities and Exchange Commission. The significant increase in expenses for the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999, are attributable to the fees for rent and services charged by Calgary Chemical and the legal and accounting fees incurred during 2000.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of December 31, 2000, the Company had working capital deficit of $4,590, compared to working capital of $26,439 at June 30, 2000.

Calgary Chemical may continue to invoice the Company for rent and administrative and consulting services. If these invoices continue, the Companyh may not be able to meet the expense. The Company will need to raise additional capital to meet its ongoing overhead obligations. If the Company does not sell the Working Interest, it will need additional capital to finance any development program on the Working Interest. Such funding may be obtained through sale of additional securities. The ability of the Company to sell a portion of the Working Interest is not a certainty and the proceeds derived from such sale will be subject to the ongoing economic viability of the project. Any decision to locate a development partner or to sell a portion of the Working Interest must be approved by CMB Energy. The Company has engaged in discussions concerning the sale of all or a part of the Working Interest. As of January 31, 2001, however, the Company has not entered into any agreements relating to such a sale, and management does not know if, or when, such a sale may occur, or the terms of any such sale.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

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



                                   SHANNON INTERNATIONAL RESOURCES, INC.



Date: February 23, 2000            By: /s/ Blair Coady
                                      ------------------------------------------
                                      Blair Coady, President, Director and
                                      Principal Financial Officer