Form 10QSB
period 2001-01-01
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-05-15
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

(Mark One)

x     Quarterly  report under Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

__    Transition  report under Section 13 or  15(d)  of  the
Securities Exchange Act

For the transition period from _________ to ____________

Commission file number:  000-30254

SHANNON INTERNATIONAL RESOURCES INC.
(Name of Small Business Issuer in its Charter)

Nevada                                       98-02049656
State or other Jurisdiction             (IRS Employer
of Incorporation or Organization)       Identification No.)

4020 7th Street, S.W., Calgary, Alberta   T2G 2Y8
(Address of Principal Executive         (Zip Code)
Offices)

(403) 543-0970
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if
Changed from Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No ____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS
               DURING THE PRECEDING FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes ____       No ____

            APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2000, the Registrant had 10,050,000 shares of common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format (check one):

          Yes ____       No ____

                           PART I
                    FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

            SHANNON INTERNATIONAL RESOURCES, INC.
                    FINANCIAL STATEMENTS
                            WITH
     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                               Page
    Review  Report of Independent Certified    F-2
    Public Accountants
    Financial Statements:
         Balance Sheets                        F-3
         Statements of Operations              F-4
         Statements of Cash Flows              F-5
         Notes to Financial Statements       F-6 F-7


Review Report of Independent Certified Public Accountant

Board of Directors
Shannon International Resources, Inc.

We have reviewed the accompanying balance sheet of Shannon International Resources, Inc. as of March 31, 2001, and the related statements of operations and cash flows for the three and nine months then ended in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shannon International Resources, Inc.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



MILLER AND MCCOLLOM, CPA'S
Denver, Colorado
May 2, 2001

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                        Balance Sheet
                       March 31, 2001

                         (Unaudited)

                           ASSETS

      CURRENT ASSETS
      Cash and cash equivalents           $          5
      						-------
      OIL AND GAS PROPERTIES
      Unevaluated oil and gas                   45,000
      properties (using the full		-------
      cost method)

      TOTAL ASSETS                            $ 45,005
						-------
						-------

            LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Accounts payable                       $   2,215
      						-------
      SHAREHOLDER ADVANCE                        4,847

      STOCKHOLDERS' EQUITY
       Common stock - authorized
      200,000,000 shares of $.001 par
      value,
         issued and outstanding                 10,050
      10,050,000 shares
       Additional paid-in capital               82,749
       Accumulated deficit                     (54,856)
						-------
           Total stockholders' equity           37,943
						-------
      TOTAL LIABILITIES AND                   $ 45,005
      STOCKHOLDERS' EQUITY			-------
        					-------

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations

                                   (Unaudited)

                 Three Months Ended         Nine Months Ended       Inception (February 17,
                      March 31,                 March 31,             1999) to March 31,
                  2001        2000          2001         2000          2001          2000

Expenses -
 General and    $  2,467       $  704     $  35,996    $  5,387       $  54,856    $  13,837
administrative

Net (loss)      $ (2,467)     $ (704)     $ (35,996)   $ (5,387)      $ (54,856)   $ (13,837)


Net (loss) per  $    *	      $   *       $     *      $    *         $    *       $    *
common share

Weighted        10,050,000   10,000,000   10,046,296    10,000,000     10,017,361   10,000,000
average shares
outstanding


* Less
than
$(.01)
per
share.



            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                  Statements of Cash Flows
                       March 31, 2001

                         (Unaudited)

                                                      Inception
                       Nine Months        Nine        (February
                          Ended          Months       17, 1999)
                        March 31,        Ended        to March
                           2001         March 31,     31, 2001
                                          2000

Operating activities
 Net loss                $ (35,996)    $  (5,387)     $ (54,856)
 Reconciling
adjustments:
  Amortization of           (4,332)       (2,320)              -
discount
 Change in assets and
liabilities:
  Accounts payable and        5,431       (1,071)          7,062
advances
  Prepaid expenses             (47)             -              -
			   ---------	----------	---------
     Total adjustments        1,052       (3,391)          7,062
			   ---------	----------	---------
    Net cash used for      (34,944)       (8,778)       (47,794)
operating activities

Investing activities
 Acquisition of oil               -             -       (15,000)
and gas properties
 Loans receivable                 -         1,695       (35,000)
			    ---------	----------	---------
  Net cash (used by)              -         1,695       (50,000)
investing activities

Financing activities
 Issuance of common           2,500             -         74,800
stock
 Offering costs                   -             -       (12,001)
 Receipts from loans         32,370             -         35,000
receivable		    ----------	-----------	---------
  Net cash provided by       34,870             -         97,799
financing activities

Net change in cash and         (74)       (7,083)              5
cash equivalents
Cash at beginning of            79         7,198              -
period
			     ---------	-----------	----------
Cash at end of period        $    5      $    115       $      5
			     =========	===========	==========


Supplemental
disclosure of cash
flow
 information

Cash paid during the
period for:
 Interest                         $             $              $
                                  -             -              -
 Income taxes                     $             $              $
                                  -             -              -

Supplemental schedule
of noncash investing
 and financing
activities
 Issuance of 770,000
shares of common
  stock for services              $             $     $    7,700
                                  -             -
 Issuance of 2,000,000
shares of common
  stock for oil and               $             $      $  30,000
gas properties                    -             -
 Issuance of 50,000
shares of common
  stock for services     $    2,500             $     $    2,500
                                                -

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                       March 31, 2001

                         (Unaudited)

Note 1 - Management's Statement

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2000, audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Shannon International Resources, Inc. later in the year.

The management of Shannon International Resources, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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


              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)
                  Notes to Financial Statements
                         March 31, 2001

                           (Unaudited)


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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves association with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

PLAN OF OPERATION

As of March 31, 2001, the Company had current assets of $5, consisting of cash. Currently, the Company has not engaged in any exploration activities on the Working Interest. The Company does not have the funds necessary to purchase equipment for exploration. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

The Company intends to seek a joint venture partner to conduct and fund the exploration and development of the Price Edward Island property. The Company has engaged in discussions concerning the sale of all or a part of the Working Interest. As of March 31, 2001, however, the Company has not entered into any agreements relating to such a sale, and management does not know if, or when, such a sale may occur, or the terms of any such sale.

The region containing Shannon's leases has remained an active area for natural gas exploration and delivery to the North Eastern United States. In 2000, the Maritime and Northeast Pipeline was completed from Nova Scotia through Maine. In excess of 500 million cubic feet of natural gas per day flows through it. This pipeline passes in close proximity to Prince Edward Island and proposals for a lateral pipeline connecting it to Prince Edward Island are under preliminary study.

NINE  MONTHS  ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS  ENDED
MARCH 31, 2000

RESULTS OF OPERATIONS

During the nine months ended March 31, 2001, the Company had a net loss of $35,996 compared to a net loss of $5,387 for the nine months ended March 31, 2000. During the three months ended March 31, 2001, the Company had a net loss of $2,467, compared to a net loss of $704 during the three months ended March 31, 2000. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period. During the three months ended March 31, 2001, Calgary Chemical did not invoice the Company for rent and administrative and consulting services.
LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of March 31, 2001, the Company had working capital deficit of $2,210, compared to working capital of $31,462 at March 31, 2000.

Calgary Chemical may continue to invoice the Company for rent and administrative and consulting services. If these invoices continue, the Company may not be able to meet the expense. The Company will need to raise additional capital to meet its ongoing overhead obligations. If the Company does not sell the Working Interest, it will need additional capital to finance any development program on the Working Interest. Such funding may be obtained through sale of additional securities. The Company has engaged in discussions concerning the sale of all or a part of the Working Interest. As of March 31, 2001, however, the Company has not entered into any agreements relating to such a sale, and management does not know if, or when, such a sale may occur, or the terms of any such sale.


                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities,.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     REGULATION
         S-B                      EXHIBIT
       NUMBER
          3.1     Articles of Incorporation (1)

          3.2     Bylaws (1)

          4.1     1999 Stock Option Plan (2)

         10.1     Working  Interest Acquisition  Agreement
                  (1)

         10.2     Purchase and Joint Venture Agreement (1)

         10.3     Oil and Natural Gas Permit No. 96-06 (1)

         10.4     Amendment     to    Working     Interest
                  Acquisition Agreement (2)

         10.5     Promissory Note with 714674 Alberta Ltd.
                  (June 1999) (2)

         10.6     Promissory Note with 714674 Alberta Ltd.
                  (June 1999) (2)


     (1) Incorporated by reference to the exhibits to the company's registration statement in Form 10-SB (file number 000-30254).

          (2)              Incorporated  by  reference   to   the
          exhibits to the Company's annual report in Form  10-KSB
          (file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          Not applicable.

                           SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.


By: /s/ BLAIR COADY
Blair Coady, President, Director
and Principal Financial Officer

DATE:  May 14, 2001