Form 10KSB
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-10-04
CIK 1081047

U.S. SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 12b-25
SEC File Number 000-30254

NOTIFICATION OF LATE FILING

(Check One):  [X] Form 10-KSB  [  ] Form 20-F   [  ] Form 11-K  [
] Form 10-Q
[  ] Form N-SAR For Period Ended:
Form 10-K [  ] Transition Report on Form 20-F [  ] Transition
Report on
Form 11-K [  ] Transition Report on Form 10-Q [  ] Transition
Report on
Form N-SAR for Transaction Period Ended:

Read Attached Instruction Sheet Before Preparing Form.
  Please Print or Type.

Nothing in this form shall be construed to imply that the Commission
Has verified any information contained herein. If the notification
Relates to a portion of the filing checked above, identify the Item(s)
To which the notification relates:

PART I
REGISTRANT INFORMATION

Full Name of Registrant - Shannon International Resources Inc.
Former Name if Applicable -
Address of Principal Executive Office (Street and Number) -
4020 7th Street S.E.
City, State and Zip Code - Calgary, Alberta T2G 2Y8

PART II
RULES 12B-25(b) and (c)

IF THE SUBJECT REPORT COULD NOT BE FILED WITHOUT
UNREASONABLE EFFORT AND EXPENSE AND THE REGISTRANT
SEEKS RELIEF PURSUANT TO RULE 12b-25(B), THE FOLLOWING
SHOULD BE COMPLETED.  (CHECK BOX IF APPROPRIATE)

(A)  THE REASONS DESCRIBED IN REASONABLE DETAIL IN
PART III OF THIS FORM COULD NOT BE ELIMINATED WITHOUT
UNREASONABLE EFFORT OR EXPENSE; [X]

(B)  THE SUBJECT ANNUAL REPORT, SEMI-ANNUAL REPORT,
TRANSITION REPORT ON FORM 10-KSB, FORM 20-F, 11-K OR
FORM N-SAR, OR PORTION THEREOF WILL BE FILED ON OR
BEFORE THE FIFTEENTH CALENDAR DAY FOLLOWING THE
PRESCRIBED DUE DATE; OR SUBJECT QUARTERLY REPORT
OR TRANSITION REPORT ON FORM 10-Q, OR PORTION THEREOF
WILL BE FILED ON OR BEFORE THE FIFTH CALENDAR DAY
FOLLOWING THE PRESCRIBED DUE DATE; AND

(C)  THE ACCOUNTANT'S STATEMENT OR OTHER EXHIBIT
REQUIRED BY RULE 12b-25(c) HAS BEEN ATTACHED IF
APPLICABLE.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-KSB, 11-K,
20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

The Corporation has not timely completed its financial statements and thus
Is unable to electronically file the required report within the provided time frame.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

     Blair Coady, President        (403)          543-0970
     Bradford J. Lam, Attorney at Law   (303)          628-3300
          (name)                   (area code)    (telephone #)

(2) Have all other periodic reports required under Sections 13 or 15(d) of the
Securities Exchange Act of 1934 or Section 30 of the Investment
Company Act
Of 1940 during the preceding 12 months or for such shorter period that the
Registrant was required to file such report(s) been filed? If the answer is no,
Identify the report(s).  [X] Yes  [  ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof.

[  ] Yes  [X]  No

If so, attach an explanation of the anticipated change, both narratively and
Quantitatively, and if appropriate, state the reasons why a reasonable estimate
Cannot be made.

Shannon International Resources Inc. has caused this notification to be signed on its
Behalf by the undersigned thereto duly authorized.

Date:   October 3, 2001

By:  /s/  Blair Coady
        Blair Coady, President