Form 10KSB
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-10-23
CIK 1081047

2







               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

           For the fiscal year ended:   June 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             COMMISSION FILE NUMBER:   000 - 30254.

              SHANNON INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

         Nevada                             98-02049656
   (State or other jurisdiction                 (IRS Employer
          of incorporation)                Identification No.)

      4020 7th Street, S.W., Calgary, Alberta      T2G 2Y8
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(403) 543-0970

Securities registered under Section 12(b) of the Exchange Act:
NONE.

 Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $.001 par value
                        (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or
for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the
past 90 days.
    Yes  X     No _____

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.$-0-

    As of June 30, 2001, 10,050,000 shares of Common Stock of the
Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of October 15, 2001: $391,500 (See Item 5)

          Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): YES
NO X

Exhibit index on consecutive page 24          Page 1 of 38 Pages


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

working interest                        The interest held by
                                        a company in an oil
                                        or natural gas
                                        property, which
                                        bears its
                                        proportionate share
                                        of the costs of
                                        exploration,
                                        development, and
                                        operation as well as
                                        any royalties or
                                        other production
                                        burdens.


                             Part I.

Item 1. DESCRIPTION OF BUSINESS


Shannon International Resources, Inc. (the "Company") was incorporated on February 17, 1999 under the laws of the State of Nevada for the purpose of financing and owning oil and natural gas development properties. During February and March 1999, the Company sold a total of 8,000,000 shares of common stock for gross proceeds of $80,000. During March
1999, the Company sold 2,000,000 shares of common stock to CMB Energy Corp. ("CMB Energy") in exchange for a 25% working interest in petroleum, natural gas and coalbed methane leases (Oil and Natural Gas Permit No. 9606) covering 116,279 acres of Prince Edward Island, Canada (the
"Working Interest"). As a result of the acquisition of the Working Interest, CMB Energy became the Company's largest shareholder. See "Item 11. Security Ownership of Certain
Beneficial Owners and Management." Additionally, CMB Energy owns 25% of the Prince Edward Island working interest. As the Company's largest shareholder and the owner of 25% of the Prince Edward Island working interest, at this time CMB
Energy is able to exert
significant influence on the Company.

CMB Energy is a closely held private company located in Toronto, Ontario, and is owned by the following companies:
Regal Tours Atlantic, Inc. (owned by Laughlin MacLean) and the Calder Company, Ltd., each owning 25% of CMB Energy, and Investimo S.A., which owns the remaining 50% of CMB
Energy.

During the quarter ended June 30, 2001, the Company loaned
US$35,000 to
Calgary Chemical, a privately held Alberta corporation. Blair Coady, the Company's President, is also President of Calgary Chemical. During October 2000, Calgary Chemical repaid $7,714. During December 2000, the Company paid Calgary Chemical's invoice by the Company's cancellation of a note receivable of $24,656 issued for general and administrative expenses. See Financial Statements, Note 4.

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

The Company did not exercise its first option to acquire up to an additional 12.5% of the Working Interest from CMB Energy, for the expenditure of approximately
Cdn.$1,500,000, by August 18, 2001. Therefore this option, along with a similar second option expiring on August 18, 2002, were cancelled. See: Item 12, "Acquisition of Working Interest."

At this time, the Company does not have sufficient cash to fund an exploration project. The Company intends to seek a joint venture partner to conduct and fund the exploration and development of the Prince Edward Island property by the completion of a private placement. CMB Energy will have to agree to any joint venture partner. The Company makes no assurances that a joint venture partner will be found or, if one is found, that the joint venture will be successful.

The Company intends to raise funds through a private equity offering in order to fund the exploration of the Working Interest and its portion of the ongoing lease payments, described below. If the Company is not successful in raising the necessary equity, it will remain unable to cover these costs. To date, the Company has been unable to raise any significant additional funding and there is no assurance the Company will be able to raise any additional funds in the future. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

The Company and CMB Energy are obligated to maintain the leases in good standing by the expenditure of Cdn.$5,814 per year. The Company's portion of this obligation is Cdn.$1,453, the next payment of which was due and paid on or about July 5, 2001.


The Company has no revenues from operations and essentially no working capital. Until the Company is able to raise additional funds for its operating and overhead costs, the Company will be unable to meet its existing financial obligations. The Company will have to raise sufficient funds to conduct an exploration program, of which there are no assurances. Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of an exploration program is approximately Cdn.$3,000,000, of which the Company may be expected to provide up to Cdn.$750,000. As of October 31, 2001 an exploration program has not been formalized. See
"Item 6. Management's Discussion and Analysis or Plan of
Operations."

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The Company hopes to locate a joint venture partner and raise capital to participate in exploration activities to locate natural gas. The principal target markets are natural gas transmission pipeline companies, utilities and private end-users, which purchase the natural gas from pipeline companies.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION
IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's planned petroleum and natural gas exploration activities in Prince Edward Island will be undertaken in a highly competitive and speculative business atmosphere. The Company does not intend to be the operator of the Working Interest and, therefore, will not be required to own any equipment. The Company and CMB Energy intend to seek a joint venture partner to provide the necessary equipment and personnel to begin exploration of the Working Interest. There is significant competition in the exploration business and the Company is an insignificant participant. The Company will have to raise capital to participate in conduct an exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than the Company. Given its size, lack of working capital and the lack of exploration on the Working Interest, the Company may have difficulty raising additional capital.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

As of June 30, 2001, the Company does not offer or sell any products or services and is not subject to material government regulations; however it, or any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

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

The foregoing is a brief summary of the regulations and legislation to which the Company is subject to by virtue of its operations and activities. The Company cannot predict what impact any future environmental laws, rules or regulations would have on business operations. But given that the Company operates in a highly regulated industry and historically such operations are of a high profile from the standpoint of environmental groups, studies and advocates, the impact could be substantial.

RESEARCH AND DEVELOPMENT

As of June 30, 2001, the Company has not spent any money on research and development.

EMPLOYEES

The Company has no full time employees. Blair Coady, the sole officer and director of the Company, will not be devoting all of his time to the affairs of the Company, but will be devoting such time required to effectively manage the Company.


Item 2. Description of Property.

The Company holds a 25% working interest in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada. The portion of the Working Interest acquired from CMB Energy gives the Company the right to receive 25% of any income derived from the property covered in the lease. In exchange for the right to receive income, the Company has an obligation to pay 25% of the of exploration, development and production costs of the property. See
"Item 1. Description of Business."

Prince Edward Island, where the Working Interest is located, lies in the southwestern part of a large, mainly non- marine, Carboniferous to Permian area called the Maritimes Basin. The basin fill consists of fluvial, alluvial, lacustrine and minor marine strata.
Seismic and borehole data suggest Prince Edward Island is underlain by coal measures strata, as estimated by the Geological Survey of Canada. The offshore extension of the coal measures basin strata containing up to 20 to 25 coal seams, ranging in thickness between 0.6 to 3 meters (2 to 10 feet) with a net coal thickness from 15 to 40 meters (48 to 131 feet). The coal rank is bituminous, and calculated theoretical gas capacity values for eastern Canadian coals range form 14.4 to 17.08 cubic meters per gram of coal. Structural features associated with major northeast trending faults systems and salt deposits may have created favorable permeability conditions for enhanced coal-bed methane recovery. Source rock studies indicate that the early Carboniferous rocks are oil prone with more than
2% total oil capacity and greater than 5 milligrams per gram of rock.
Conversely, the upper Carboniferous rocks are mainly gas prone. In addition, excess coal gas expelled during coalification may have charged nearby reservoirs.
Porosities up to 25% and favorable permeabilities have been reported from the lower
Carboniferous rocks, whereas porosities up to 15% have been reported for the upper
Carboniferous rocks. The Prince Edward Island property is not currently producing oil or gas and has no proven reserves.

UNDEVELOPED ACREAGE

As of June 30, 1999 and June 30, 2000, the Company, directly or indirectly, held undeveloped acreage as follows:

                                     June 30, 1999
June 30, 2001
                         __________________  ___________________

Undeveloped Acres:

        Gross                    116,279
116,279

        Net                         29,070
29,070

DRILLING ACTIVITIES

As of June 30, 2001, there are no drilling or present activities on the Working Interest.

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


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the
Company's fiscal year ended June 30, 2001, either through the solicitation of proxies or otherwise.



                               PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed for sale on any exchange or trading medium. The Company intended to seek the listing of its Common Stock on the OTC Electronic
Bulletin Board upon the effectiveness of its Form 10-SB.
The Form 10-SB was effective on November 5, 1999, however, as of October 31, 2000 the Company had found no market maker for the Company's shares and shortly thereafter, Management abandoned its search temporarily. Therefore, as of October 15, 2001, there is no public market for the Company's common stock. As of October 15, 2001 there were approximately 35 holders of the Company's common stock. The Company remains committed to obtaining a listing for its common stock on the OTC Electronic Bulletin Board. To this end, the Company intends to undertake a private placement equity offering in the first half of fiscal 2002. Thereafter, the Company will again evaluate the viability of making an application to obtain such a listing to facilitate the trading of its common stock.

As of October 15, 2001, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company was $391,500. Calculation of this value is based on an issuance of the Company's common stock at a value of $0.05 per share in exchange for consulting services on July 20, 2000. As of October 31, 2000 there were 7,830,000 shares of common stock held by non-affiliates of the Company.


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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a ten percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

PLAN OF OPERATION

As of June 30, 2001, the Company had current assets of $60 cash. The Company has not engaged in any exploration activities on the Working Interest. The Company does not have the funds necessary to purchase equipment for exploration. However, because the Company does not intend to operate the exploration program, such lack of funding is not viewed by Management as a significant obstacle to implementing the Company's strategic plan of operation. The
Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds and find a joint venture partner to engage in exploration activities of the Working. See "Item
1. Description of Business."

The Company is engaged in discussion concerning the formation of a joint venture for exploratory drilling.
There is drilling activity in the general area of the Company's Working Interest, which is expected to create increased interest in the exploration of the Company's leases and lead to the formation of a joint venture exploratory drilling program.

Though no assurances can be given, this program is expected to provide for the drilling of exploration or test wells to determine whether there is sufficient reserves of oil or gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of oil and gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves as well as the necessary drilling depth and other drilling factors effecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production. A joint venture with another company would most likely result in the Company paying its proportionate share of the costs and, most likely, would not result in a significant reduction in the Company's interest in the
Prince Edward Island property.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of such a program is approximately
Cdn.$3,000,000, of which the Company may be expected to provide up to Cdn.$750,000. The Company intends to raise this capital through the private placement or public offering of securities. In the event the Company is unable to pay its obligations under its existing 25% Working
Interest, its working interest can be proportionally reduced in favor of whatever working interest partner pays the delinquent amount. Each working interest partner must approve the expenditures and provide funding in order to remain a working interest partner. The Company expects that the approval for expenditures will set forth the specific costs for site preparation and drilling for the specific sites for test wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

The Company believes that no expenditure of funds will be required until the Company receives an offer to participate in an exploration program. As of October 31, 2001, the Company has not received any offers to participate in an exploration program. If and when the Company receives an offer to participate in an exploration program, the Company believes its expenditures will be primarily in paying its proportional share of the cost of a third party contractor or operator which will conduct an exploration program. Once all or most of the working interest holders agree to initiate an exploration program and select the third party contractor or operator, the Company expects that the third party contractor will draft a proposed exploration program and submit a request to approve the necessary expenditures.

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

YEAR ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

During the year ended June 30, 2001, the Company recorded a net loss of $38, 716, a loss of less than $0.01 per common share. The Company has not yet generated any revenues. The $43,074 in total expenses consisted of professional fees in the amount of $15,341 and administrative expenses in the amount of $27,733.

The Company's current assets at June 30, 2001, consisted of $60 in cash. As of June 30,
2001, the Company had working capital of $9,777, compared to working capital of $26,439 at June 30, 2000.

The Company completed equity financing totaling $80,000 during the period ended June 30, 1999. Of the proceeds from the offering, $35,000 was loaned to Calgary
Chemical, a portion was used to pay for offering costs and expenses as described above, and the remainder was allocated for general working capital.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $1,614.45 in cash and receivables and other current assets as of October 15, 2001. In April and June of 1999, the Company made loans in the amount of $35,000, to Calgary Chemical, an affiliate.
As of June 30, 2001 the Company had a
loan receivable in the amount of $28,011. During December, 2000, the Company paid Calgary Chemical by cancellation of the note receivable, including partial repayment and unamortized loan discounts. See
Note 4 to Financial Statements
and "Item 12, Certain Relationships and Related Transactions."

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

There have been no changes in and/or disagreements with the accountants on any accounting and financial disclosure.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
        AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

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

BLAIR COADY (AGE 60): Mr. Coady is the Company's sole officer and director. He served as the President and Chairman of the Board of Wolf Industries, Inc., a publicly held management company with interests in the oil and gas industry, from August
1996 to April 1998. Since October 1996, Mr. Coady has been the President and Chief Executive Officer of Calgary
Chemical, a privately-held custom blender of petroleum production chemicals. From May 1999 to June 2001, Mr. Coady has served as a director of Autoco.com Inc., a publicly held corporation. From 1992 to 1995
Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 100 of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
Blair Coady and CMB Energy were each required to file an Initial Statement of Beneficial Ownership of Securities on
Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act
(November 5, 1999). Mr. Coady filed the Form 3 Initial Statement of Beneficial Ownership on or about April 28,
2000. To the best knowledge and belief of the Company, CMB Energy has not made a timely filing on Form 3. None of such persons filed a report on Form 5 for the fiscal year ended June 30, 2001, nor for
June 30, 2000. To the best of the Company's knowledge no reports have been filed by any persons who owned 10% or more of the Company's registered equity securities.


ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information for Blair
Coady, the Company's sole executive officer and director during the fiscal year ended June 30, 2001.

                   SUMMARY COMPENSATION TABLE

              Annual Compensation         Long-Term
                                        Compensation

 Name
 And
Princi
 pal
Positi  Yea
  on    r

 (a)    (b)
                                        Awards     Payou
                                                   ts

                                                            All
             Salary                                        Other
               ($)    Bonus  Other                         Compe
               (c)     ($)                                   n-
                       (d)   Annua                         satio
                               l                             n
                             Compe                          ($)
                             nsati                          (i)
                               on
                              ($)
                              (e)


                                            Secur
                                    Restri  ities
                                     cted   Under   LTIP
                                     Stock  lying  Payou
                                    Award(  Optio    ts
                                      s)     ns/    ($)
                                      ($)    SARs   (h)
                                      (f)    (#)
                                             (g)
Blair
Coady,
CEO,    200    -0-     -0-    -0-    -0-     -0-    -0-     -0-
CFO &   1
Presid
ent
Blair
Coady,
CEO,    200    -0-     -0-    -0-    -0-     -0-    -0-     -0-
CFO &   0
Presid
ent


The Company does not have any employment contracts with Mr. Coady. At June 30, 2001, Mr. Coady did not hold any options to acquire shares of the Company's stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information, as of June 30, 2001, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by the sole officer and director of the Company.

NAME AND ADDRESS OF BENEFICIAL     AMOUNT OF SHARES BENEFICIALLY
OWNER
OWNED



CMB Energy
2,220,000 shares
common
stock (1)
McLeod Dixon 1800-121 King
Street W
Toronto, ON M5H 3T9

Blair Coady
-0


Officers and Directors, as a Group
-0

(1 person)

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


(2) Based on 10,050,000 shares of common stock outstanding as of June 30, 2001.


CHANGES OF CONTROL

As of June 30, 2001, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company .

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

ACQUISITION OF WORKING INTEREST

On or about February 18, 1999, the Company entered into a Working Interest Acquisition Agreement with CMB Energy.
The Company agreed to purchase a 25% working interest in a block of petroleum, natural gas and coal bed methane leases, located on Prince Edward Island of Canada for consideration of 2,000,000 treasury shares of the Company's common stock. The shares has an ascribed value of $0.015 per share for a total consideration of $30,000. In addition to the 25% working interest, the Company was also granted an option to acquire an additional 12.5% of the Working
Interest by the expenditure of Cdn.$1,500,000, by October
2000, a second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2001 and the right to enter into a joint venture agreement with the holder or holders of the remaining 50% Working Interest, by the expenditure of Cdn.$3,000,000, on the property until August 2002. The agreement between the Company and CMB Energy was amended on August 19, 2000 to extend the first option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 19, 2001 and to extend the second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2002. As the first option was not exercised by August 19, 2001, it expired. Consequently, the second option to be exercised by August 19, 2002, was cancelled because it was contingent upon the exercise of the first option.

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

As at June 30, 2000, loans receivable consisted of
unsecured non interest bearing notes which are due on
demand. The first note, dated April 13, 1999 has a
principal balance outstanding of $27,370. The second note, dated June 3, 1999, has a principal balance outstanding of $5,000. The loans have been discounted on an imputed interest rate of 8.5% assuming repayment in one year from
the date of issuance. The loans are made to Calgary
Chemical, an Alberta corporation, of which Blair Coady, the
Company's President, is also the President.   These loans were
repaid during October and December 2000.  See:  Financial
Statements, Note 4.

The Company's offices are located at the offices of Calgary Chemical at 4020 7th St. SE, Calgary, Alberta, T2G 2Y8.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

REGULATION             EXHIBIT                        CONSECUTIVE
S-B NUMBER
PAGE

NUMBER
       3.1 Articles of Incorporation(1)
N/A
       3.2 Bylaws(1)
N/A
       4.1 1999 Stock Option Plan (1)
     10.1 Working Interest Acquisition
N/A
             Agreement(1)
     10.2 Purchase and Joint Venture Agreement(1)       N/A


REGULATION
CONSECUTIVE
S-B NUMBER             EXHIBIT
PAGE

NUMBER
10.3       Oil and Natural Gas Permit No. 96-06              N/A
              (1)
10.4      Amendment to Working Interest Acquisition      34
             Agreement (1)
10.5      Promissory Note with 714674 Alberta Ltd.         35
          (April 1999) (1)
10.6     Promissory Note with 714674 Alberta Ltd. (June 36
                             1999) (1)

(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB
        (file number 000-30254)

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:







                         C O N T E N T S

                                                             Page

Independent Accountants' Report                               26

Financial Statements

            Balance Sheets                                    27

     Statement of Operations                                  28

     Statement of Stockholder's Equity                        29

     Statement of Cash Flows                                  31

Notes to Financial Statements                                33 -
                                                              37







              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                 Independent Accountants' Report


Board of Directors
Shannon International Resources, Inc.



     We have audited the accompanying balance sheets of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2001 and June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and June 30, 2000, and for the period from February 17, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon International Resources, Inc. ( a Development Stage Company) as of June 30, 2001 and June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2001 and June 30 2000, and for the periods from February 17, 1999 (inception) to June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has suffered prior operating losses since inception that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Miller and McCollom

MILLER AND McCOLLOM
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
October 3, 2001
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                         Balance Sheets

                             ASSETS

                                            June 30,      June 30,
                                            2001          2000
CURRENT ASSETS
  Cash                                      $    60       $    79
  Loans receivable affiliate net of
discount of $4,359 at                           -        28,011
June 30, 2000
    Total current assets                         60        28,090

OIL AND GAS PROPERTIES
  Unevaluated oil and gas properties
(using the full cost method) (Note 3)      45,000        45,000

    Total assets                            $45,060       $73,090

               LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                          $ 2,407       $ 1,651
  Shareholder advances                        7,430             -
    Total current liabilities                 9,837         1,651

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
  Common stock - 200,000,000 shares of
$.001 par value
 authorized; 10,050,000 and 10,000,000     10,050        10,000
shares issued
 and outstanding at June 30, 2001 and
2000
  Additional paid-in capital                 82,749        80,299
  Deficit accumulated during development    (57,576)      (18,860)
stage

    Total stockholders' equity               35,223        71,439

Total liabilities and stockholders' equity  $45,060       $73,090
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                    Statements of Operations
For the years ended June 30, 2001 and June 30, 2000, and for the period
       February 17, 1999 (inception) through June 30, 2001


                                                        February
                              For the      For the      7, 1999
                                year        year       (Inception
                               ended        ended      ) to June
                              June 30,    June 30,      30, 2001
                                2001        2000
Expenses
  Administrative costs       $  27,733    $   3,437    $ 36,236
  Professional fees             15,341        4,891      21,340
     Total expenses             43,074        8,328      57,576

Other Income
  Amortization of loan         (4,358)        2,083           -
discount

Net loss                     $  38,716    $  10,411    $ 57,576

Net loss per share           $       *    $       *    $
                                                       (.01)

Weighted number of shares
outstanding                   10,047,2     10,000,000   10,020,
                             60                        985


*  Less than $.01

















              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

               Statements of Stockholders' Equity
For the years ended June 30, 2001 and June 30, 2000, and for the period
       February 17, 1999 (inception) through June 30, 2001

                                               Accumulat
                       Common Shares  Additio     ed
                                        nal     Deficit
                            Shares    paid-in   during    Total
                         Par Value    capital  developme
                                               nt stage
Balance, February            $    -        $          $  $   -
17, 1999              -               -        -
Common stock issued
for cash on                     300                      3,000
February 26, 1999     300,00          2,700    -
                      0
Common stock issued
for cash on    March            300                      3,000
10, 1999              300,00          2,700    -
                      0
Common stock issued
for cash on    March            150                      1,500
22, 1999              150,00          1,350    -
                      0
Common stock issued
for cash on    March            480                      4,800
25, 1999              480,00          4,320    -
                      0
Common stock issued
for cash on    March          1,555                      15,550
28, 1999              1,555,          13,995   -
                      000
Common stock issued
for cash on    March          1,240                      12,400
29, 1999              1,240,          11,160   -
                      000
Common stock issued
for cash on    March          1,320                      13,200
30, 1999              1,320,          11,880   -
                      000
Common stock issued
for services   on                20                        200
March 30, 1999        20,000          180      -
Common stock issued
for cash on    March          1,885                      18,850
31, 1999              1,885,          16,965   -
                      000
Common stock issued
for services   on               750                      7,500
March 31, 1999        750,00          6,750    -
                      0
Common stock issued
for oil and    gas            2,000                      30,000
properties on March   2,000,          28,000   -
31, 1999              000

Offering costs                    -                      (19,7
                      -               (19,701  -         01)
                                      )

Net loss for period
ended                             -                      (8,44
 June 30, 1999        -               -        (8,449)   9)

Balance, June 30,            10,000                      (81,8
1999                  10,000          80,299   (8,449)   50)
                      ,000


Net loss for the
year ended                        -                      (10,4
  June 30, 2000       -               -        (10,411)  11)

Balance, June 30,            10,000                      71,439
2000                  10,000          80,299   (18,860)
                      ,000

Common stock issued
for services   on                50                      2,500
July 20, 2000         50,000          2,450    -
Net loss for the
year ended                        -                      (38,7
 June 30, 2001        -               -        (38,716)  16)

Balance, June 30,            $10,050       $          $  $35,2
2001                  10,050          82,749   (57,576)  23
                      ,000
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)
                    Statements of Cash Flows

                                                         February 17,
                                                             1999
                             Year Ended    Year ended    (Inception)
                              June 30,      June 30,          to
                                2001          2000         June 30,
                                                             2001
Operating Activities:
  Net loss                     $(38,716)    $(10,411)      $(57,576)
  Reconciling adjustments
   Amortized of discount         (4,358)       2,083              -
  Change in assets and
liabilities
   Accounts payable and            8,186     (1,469)          9,837
advances
   Prepaid expenses                    -          47              -

   Total adjustments               3,828         661          9,837

   Net cash used for            (34,888)     (9,750)       (47,739)
operation activities

Investing activities
  Acquisition of oil and gas           -           -       (15,000)
properties
  Loans receivable                     -           -       (35,000)
   Net cash (used in)                  -           -       (50,000)
investing activities

Financing activities
  Issuance of common stock         2,500           -         74,800
  Offering costs                       -           -       (12,001)
  Receipts from Loans             32,369       2,631         35,000
Receivable
   Net cash provided by
financing                         34,869       2,631         97,799
    activities

Net change in cash and cash         (19)     (7,119)             60
equivalents
Cash at beginning of period           79       7,198              -
Cash at end of period          $      60    $     79       $     60

Supplemental disclosure of cash flow
information

  Cash paid during the
period for:
   Interest                    $       -    $      -       $      -
   Income taxes                $       -    $      -       $      -

Supplemental schedule of
noncash investing
  and financing activities
  Issuance of 770,000 shares
of common      stock for       $       -    $      -       $  7,700
services
  Issuance of 2,000,000
shares of common               $       -    $      -       $ 30,000
stock for oil and gas
properties
  Issuance of 50,000 shares
of common           stock      $   2,500    $      -       $  2,500
for services
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                  Notes to Financial Statements
                     June 30, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

This  summary  of  significant  accounting  policies  of  Shannon
International Resources, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars. The Company has chosen June 30 as its fiscal year. Certain changes have been made to the statement of operations for the year ending June 30, 2000, to conform to account classifications.

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

              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                  Notes to Financial Statements
                     June 30, 2001 and 2000


Notes 1 - Summary of Significant Accounting Policies, Continued

Estimated Fair Value of Financial Instruments

The carrying value of cash, loans receivable, accounts payable, and shareholder advances reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

 Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Immaterial amounts of currency translation have been added to administrative costs.
The Company does not have any components of comprehensive income other than net income.

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

              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                  Notes to Financial Statements
                     June 30, 2001 and 2000


Accounting for Oil and Gas Operations, Continued

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

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained prior operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain capital to develop the properties or locate a business combination candidate.

Note 3 - Oil and Gas Properties

The Corporation, by letter agreement dated February 18, 1999, acquired a 25% interest in 116,279 acres of non-producing oil and gas properties in the province of Prince Edward Island, Canada. This interest was acquired by the issuance of 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) and paid fees related to the acquisition of $15,000.

Note 4 - Related Party Transactions

During the quarter ended June 30, 1999, the company loaned Calgary Chemical Company (Calgary) (an Alberta corporation of which Mr. Coady, the President of Shannon, is also the President) $32,370 evidenced by non-interest hearing notes which were due on demand. At June 30, 2000 the notes had outstanding balances of $32,370, and unamortized discount of $4,358.

During October 2000, Calgary Chemical repaid $7,714. During December 2000, the Company paid Calgary Chemical, by cancellation of a note receivable of $24,656, for general and administrative expenses included in the accompany statement of operations as follows:


     General office            $   4,932
     Administrative                7,890
     Consulting                   11,834
     Total                     $  24,656
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)

                  Notes to Financial Statements
                     June 30, 2001 and 2000


Note 4 - Related Party Transactions, Continued

During March, May and June 2001, a shareholder made advances to the company of $7,430.

Note 5 - Stock Option Plan

The Company has a Stock Option Plan, entitled the "Shannon International Resources, Inc. 1999 Stock Option Plan" (the "Plan"). Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants to the Company, the opportunity to acquire a proprietary interest in the Company by the grant of options to such persons under the Plan's terms. The effective date of the Plan was June 1, 1999. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 1,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. No options have been granted pursuant to the plan.

Note 6 - Income Taxes

No provision for income taxes has been provided in the accompanying financial statement. The Corporation has a net operating loss carryforward of $56,799 of which $6,174 will expire in 2019, $8,328 will expire in 2020, and $42,297 will expire in 2021. The tax benefit of the net operating loss carryforward has not been recognized due to the uncertainty of realization.

The net deferred tax asset due to loss carryforward is as follows:

            Deferred tax asset             $ 19,312
            Valuation allowance            (19,312)

                                           $      -


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

SHANNON INTERNATIONAL RESOURCES INC.


Dated: October 17, 2001                 By: /s/Blair Coady


                                             Blair Coady,
Director, President,
                              Principal Executive Financial and
                              Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 17, 2001                   By: /s/Blair Coady

                                                    Blair Coady,
Director, President,
                                Principal Executive Financial and
                                Accounting Officer