Form 10KSB/A
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-10-25
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB/A

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes No __X___

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

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION
IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's planned petroleum and natural gas exploration activities in Prince Edward Island will be undertaken in a highly competitive and speculative business atmosphere. The Company does not intend to be the operator of the Working Interest and, therefore, will not be required to own any equipment. The Company and CMB Energy intend to seek a joint venture partner to provide the necessary equipment and personnel to begin exploration of the Working Interest. There is significant competition in the exploration business and the Company is an insignificant participant. The Company will have to raise capital to participate in an exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than the Company. Given its size, lack of working capital and the lack of exploration on the Working Interest, the Company may have difficulty raising additional capital.

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

UNDEVELOPED ACREAGE

As of June 30, 2000 and June 30, 2001, the Company, directly or indirectly, held undeveloped acreage as follows:

                                     June 30, 2000     June 30,
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

PLAN OF OPERATION

As of June 30, 2001, the Company had current assets of $60 cash. The Company has not engaged in any exploration activities on the Working Interest, nor does the Company have the funds necessary to purchase equipment for exploration. See: The Company does not intend to be the operator of the exploration program and, therefore, it will not have to purchase equipment for exploration. The
Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds and find a joint venture partner to engage in exploration activities of the Working. See "Item
1. Description of Business."

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

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
        AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

        Blair Coady    President and Director since February 18,
        1999.

Mr. Coady, is the sole officer and director of the Company.
Since June 2001 to present, Mr. Coady has served as an officer and director of Rally Energy Corporation, a publicly held company engaged in oil and gas exploration. See: Item 12, Certain Relationships and Related Transactions. Mr. Coady commits approximately eighty percent of his time to Rally's operations. Mr. Coady is elected to serve until the next annual shareholders' meeting or until his successors are elected and qualified. Mr. Coady will hold the office of President until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removed.

BLAIR COADY (AGE 61): Mr. Coady is the Company's sole officer and director. He served as the President and Chairman of the Board of Wolf Industries, Inc., a publicly held management company with interests in the oil and gas industry, from August
1996 to April 1998. Since October 1996, Mr. Coady has been the President and Chief Executive Officer of Calgary
Chemical, a privately-held custom blender of petroleum production chemicals. Mr. Coady devotes approximately ten percent of his time to Calgary Chemical's operations. From May 1999 to June 2001, Mr. Coady has served as a director of Autoco.com Inc., a publicly held corporation. From 1992 to 1995
Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and sole director, Blair Coady, is also the Company's founder and promoter. In anticipation of additional directors, the Company's By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the Company's Board of Directors must approve any related party transaction. As ofJune 30, 2001, Mr. Coady, the
Company's sole director, is only accountable to the shareholders for any related party transaction he may enter into.
As of June 30, 2001, Mr. Coady served as president and chief executive officer of Rally Incorporated. As of October 15, 2001, Mr. Coady serves as Rally's vice president and director. Rally is a Calgary based energy company which holds, as of October 15, 2001, a forty percent working interest in seven exploration permits covering 642,000 acres located on-shore Prince Edward Island. These permits are the same permits in which the Company maintains an ownership interest. The permits include full shallow and deep rights for conventional hydrocarbons and coal bed methane within the Magdalen Basin. Rally's business plan includes developing drilling activities within the permit sites. Mr. Coady commits approximately eighty percent of his business time to Rally's endeavors.

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

As at June 30, 2000, loans receivable consisted of unsecured non interest bearing notes which are due on demand. The first note, dated April 13, 1999 had a principal balance outstanding of $27,370. The second note, dated June 3, 1999, had a principal balance outstanding of $5,000. These loans were repaid during October and December 2000.
See: Financial Statements, Note 4. The loans have been discounted on an imputed interest rate of 8.5% assuming repayment in one year from the date of issuance. The loans were made to Calgary
Chemical, an Alberta corporation, of which Blair Coady, the Company's President, is also the President.

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
          (April 1999) (1)
10.6     Promissory Note with 714674 Alberta Ltd. (June 36
                             1999) (1)

(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB
        (file number 000-30254)

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:







                         C O N T E N T S

                                                             Page

Independent Accountants' Report                               27

Financial Statements

            Balance Sheets                                    28

     Statement of Operations                                  29

     Statement of Stockholder's Equity                        30

     Statement of Cash Flows                                  32

Notes to Financial Statements                                33 -
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

SHANNON INTERNATIONAL RESOURCES INC.


Dated: October25, 2001                  By: /s/Blair Coady


                                             Blair Coady,
Director, President,
                              Principal Executive Financial and
                              Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October25, 2001                    By: /s/Blair Coady

                                                    Blair Coady,
Director, President,
                                Principal Executive Financial and
                                Accounting Officer

H:\Users\Lamb\Shannon Int'l Resources\Form 10KSB\Form 10-
KSB.A.doc