Form 10QSB
period 2001-10-14
SHANNON INTERNATIONAL RESOURCES INC
filed 2001-11-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

(Mark One)

x     Quarterly  report under Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

          Yes __    No X

           APPLICABLE ONLY TO ISSUERS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS
               DURING THE PRECEDING FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes ____       No ____

            APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, the Registrant had 10,050,000 shares of common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format (check one):

          Yes ____       No X

                           PART I
                    FINANCIAL INFORMATION

Item 1.   Financial Statements

            SHANNON INTERNATIONAL RESOURCES, INC.


                INDEX TO FINANCIAL STATEMENTS

                            with

  REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     September 30, 2001


                                                         Page

Review   Report   of   Independent  Certified   Public    4
Accountants

Financial Statements:

     Balance Sheets                                       5

     Statements of Operations                             6

     Statements of Cash Flows                             7

     Notes to Financial Statements                      8 - 9


Review Report of Independent Certified Public Accountant






Board of Directors
Shannon International Resources, Inc.

We have reviewed the accompanying balance sheet of Shannon International Resources, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the three months then ended in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shannon International Resources, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
November 13, 2001










            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                        Balance Sheet
                     September 30, 2001

                         (Unaudited)

                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $ 1,677

OIL AND GAS PROPERTIES
 Unevaluated oil and gas properties (using the full  45,000
cost method)

TOTAL ASSETS                                        $46,677


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $   500

SHAREHOLDER ADVANCE                                  13,769

STOCKHOLDERS' EQUITY
 Common stock - authorized 200,000,000 shares of
$.001 par value,
  issued and outstanding 10,050,000 shares           10,050
 Additional paid-in capital                          82,749
 Accumulated deficit                                (60,391
                                                    )

      Total stockholders' equity                     32,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $46,677

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations

                                   (Unaudited)

                            Three Months Ended       Inception (February
                              September 30,              17, 1999) to
                                                        September 30,
                             2001        2000          2001       2000

Expenses -
 General and                     $           $             $         $
administrative             (2,814)     (2,541)       (60,391)   (18,901)

Net (loss)
                           (2,814)     (2,541)       (60,391)   (18,901)

Net (loss) per common            $           $       $               $
share                      *           *             (.01)      *

Weighted average shares
outstanding                10,050,0    10,000,0      10,000,0   10,000,0
                           00          00            00         00


* Less than $(.01) per
share.

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                  Statements of Cash Flows
                     September 30, 2001
                         (Unaudited)

                                                         Inception
                                Three         Three      (February
                                Months        Months     17, 1999)
                                Ended         Ended         to
                                September   September    September
                                30, 2001     30, 2000     30 2001

Operating activities:
 Net (loss)                     $(2,815)     $(2,541)        $
                                                         (60,391)
 Change in assets and
liabilities:
  Accounts payable and            4,432           -
advances                                                 14,269
  Prepaid expenses                    -           -
                                                         -
    Net cash used for           (1,617)      (2,541)     (46,122)
operating activities

Investing activities:
 Acquisition of oil and gas           -           -
properties                                               (15,000)
 Loans receivable                     -           -
                                                         (35,000)
  Net cash (used by) investing        -           -
activities                                               (50,000)

Financing activities:
 Common stock issued for                      2,500
services                                                 74,800
 Offering costs
                                                         (12,001)
 Receipts from loans
receivable                                               35,000
  Net cash provided by                -       2,500
financing activities                                     97,799

Net change in cash and cash       1,617        (41)        1,677
equivalents

Cash at beginning of period          60          79
                                                         -
Cash at end of period           $ 1,677      $   38          $
                                                         1,677

Supplemental disclosure of
cash flow
 information

Cash paid during the period
for:
 Interest                       $     -      $    -      $     -
 Income taxes                   $     -      $    -      $     -

Supplemental schedule of
noncash investing
 and financing activities
 Issuance of 770,000 shares of
common
  stock for services            $     -      $    -      $ 7,700
 Issuance of 2,000,000 shares
of common
  stock for oil and gas         $     -      $    -      $30,000
properties
 Issuance of 50,000 shares of
common
  stock for services            $     -      $2,500          $
                                                         2,500

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                     September 30, 2001
                         (Unaudited)

Note 1 - Management's Statement

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2001, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB/A. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Shannon International Resources, Inc. later in the year.

The management of Shannon International Resources, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 - Summary of Significant Accounting Policies

Organization

The  Company was incorporated pursuant to the provisions  of the corporate charter of the State of Nevada on February 17,
1999.   The  Corporation established June 30th as  its  year
end.

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


              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)
                  Notes to Financial Statements
                       September 31, 2001
                           (Unaudited)


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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to expense and separately disclosed during the year in which the impairment occurred.

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

PLAN OF OPERATION

As of September 30, 2001, the Company had current assets of $1,677, consisting of cash. Currently, the Company has not engaged in any exploration activities on the Working Interest. In the past the Company has reported that it does not have the funds necessary to finance its Working Interest share of exploration activities. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

Shannon acquired a 25% working interest in a petroleum, natural gas and coalbed methane lease (Oil and Natural Gas Permit No. 9606 the "Permit"), covering 116,279 acres of Prince Edward Island, ("PEI") Canada. The Permit includes full shallow and deep rights for conventional hydrocarbons and coalbed methane within the Magdalen Basin (Basin). The Basin is a 150,000 square kilometer area generally located beneath the Gulf of St. Lawrence, the Basin extends south of the Northumberland Strait and encompasses the adjacent land area of Prince Edward Island, New Brunswick, Nova Scotia, as well as parts of Newfoundland and Quebec.

The Permit, 96-06, is one of seven such permits on PEI which are owned by a group of companies (the "Group") including Shannon, who are developing the properties. To this end a joint venture has been developed whereby the Group will participate, with the owner of the largest percentage interest, which is Rally Energy Corp., being the operator. To date Rally Energy Group has retained the services of a team of highly qualified engineering, geological and geophysical personnel based in Calgary, and Halifax. The PEI Permits offer potential for conventional gas and coalbed methane gas production based on work completed to date.

ACTIVITY AND DEVELOPMENT

Since 1944, 15 exploration wells have been drilled in PEI, the majority in the 1970's and early 1980's. Gas shows were reported from six onshore and nearby offshore PEI wells. Despite very limited exploration to date the "virgin" basin has proven sufficient maturation to warrant new and ongoing exploration and development programs. The objective is to rapidly develop drillable prospects and to commence drilling activity as soon as possible. The immediate focus is on acquiring and analyzing seismic data and commencing preparations to meet the above objective.

Permit 96-06 is of particular interest as it appears as if it may contain several drillable prospects to begin with. Initial drilling success could lead to a comprehensive drilling program being laid out for the Permit. Opportunity and upside exists with respect to shallow to deeper horizons and coalbed methane. The Geological Survey of Canada estimate a potential methane resource of 7.6 Tcf for the coal basin beneath the island.
Drilling success would lead to realizeable cash flow through direct gas sales and power generation into the Province's adjacent power grid.

Therefore,  Shannon  is  in  a  position,  through  its   working
interest,  to  realize financial growth  in  the  event  of   the
development of the potential gas bearing formations within the sedimentary section on the Permit.

Shannon intends to participate as a full 25% working interest partner on the Permit and management expects that drilling costs can be reduced because of the onshore aspect of the Permit along with a focus on high porosity shallow gas formations. However, in order to achieve its goals Shannon must undertake to raise working capital, most likely through a private placement equity financing that will enable Shannon to continue as a full 25% working interest partner on its Permit. This financing is due to commence in November 2001.

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

THREE  MONTHS  ENDED SEPTEMBER 30, 2001 COMPARED TO THREE  MONTHS
ENDED SEPTEMBER 30, 2000.

RESULTS OF OPERATIONS

During the three months ended September 30, 2001, the Company had a net loss of $2,814 compared to a net loss of $2,541 for the three months ended September 30, 2000. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of September 30, 2001, the Company had working capital of $1,177 compared to working capital of $38 at September 30, 2000.

The Company will need to raise additional capital to meet its ongoing overhead obligations. It will need additional capital to finance any development program on the Working Interest. Such funding may be obtained through sale of additional securities and, with the Company's participation in the Group, an equity financing is planned to commence in late 2001.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.

                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities,.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.

Shannon announced on November 9, 2001, that two individuals have agreed to serve as members of the Company's Board of Directors and to serve as corporate officers. These individuals are Mr.
Greg Isenor and Mr. Brian Bradbury.

Mr. Isenor, aged 52, Bachelor of Science in Geology from Acadia University, has joined Shannon as a Director and Vice President of Resource Exploration Development, effective October 31, 2001. Mr. Isenor has over 30 years of resource exploration and development  experience. For at least the past  five  years,  Mr.
Isenor has worked as a consultant to projects by private businesses in the areas of mineral exploration, drilling projects and environmental studies with his company, G.P. Isenor & Company Ltd. Mr. Isenor has consulted with the joint venture companies undertaking the Prince Edward Island Coalbed methane and gas exploration.

Mr. Bradbury, aged 41. The appointment of Brian Bradbury as a Director of the Company is effective October 31, 2001. Mr. Bradbury holds Bachelor Degrees in Commerce and Public Relations. From 1996 to present, Mr. Bradbury is Vice President, Corporate Finance and Investor Relations with American Manor enterprises, inc., a publicly traded natural resource company. It is engaged in the exploration, development and production of oil and gas in Western Canada and the State of Montana. It also has a gold mining project in Panama.

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

         10.1     Working  Interest Acquisition  Agreement
                  (1)

         10.2     Purchase and Joint Venture Agreement (1)

         10.3     Oil and Natural Gas Permit No. 96-06 (1)

         10.4     Amendment     to    Working     Interest
                  Acquisition Agreement (2)

     (1)

          Incorporated by reference to the exhibits to the company's registration statement in Form 10-SB (file number 000-
          30254).

          (2)              Incorporated  by  reference   to   the
          exhibits to the Company's annual report in Form  10-KSB
          (file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          None.

                           SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  November 14, 2001





By: /s/ BLAIR COADY
Blair Coady, President, Director
and Principal Financial Officer