Form 10QSB
period 2001-02-14
SHANNON INTERNATIONAL RESOURCES INC
filed 2002-02-15
CIK 1081047

The accompanying notes are an integral part of these statements.

                               F-1
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






              SHANNON INTERNATIONAL RESOURCES, INC.


                  INDEX TO FINANCIAL STATEMENTS



                        December 31, 2001


                                                         Page


Financial Statements:

     Balance Sheets                                      F-2

     Statements of Operations                            F-3

     Statements of Cash Flows                            F-4

     Notes to Financial Statements                      F-5 to
                                                         F-6






Review Report of Independent Certified Public Accountant






Board of Directors
Shannon International Resources, Inc.

We have reviewed the accompanying balance sheet of Shannon International Resources, Inc. as of December 31, 2001, and the related statements of operations and cash flows for the three and six months then ended in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shannon International Resources, Inc.

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



MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
February 4, 2002
              SHANNON INTERNATIONAL RESOURCES, INC.
                  (a Development Stage Company)
                         Balance Sheets

                           (Unaudited)

                               ASSETS
                                               December    June 30,
                                                  31,
                                                 2001        2001*
CURRENT ASSETS
 Cash and cash equivalents                   $ 1,630     $ 60

OIL AND GAS PROPERTIES
 Unevaluated oil and gas properties (using     45,923      45,000
the full cost method)

TOTAL ASSETS                                 $ 47,553    $ 45,060


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $ 3,000     $ 2,407

SHAREHOLDER ADVANCE                            13,769      7,430

Cash received for common stock to be issued    5,000       -
(Note 4)

STOCKHOLDERS' EQUITY  (Notes 4 and 5)
 Common stock - 200,000,000 shares of
$0.001 par value                               10,050      10,050
  authorized, 10,050,000 shares issued and
outstanding
 Additional paid-in capital                    82,749      82,749
 Accumulated deficit                           (67,015)    (57,576)

      Total stockholders' equity               25,784      35,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 47,553    $ 45,060




* Amounts as June 30, 2001 were derived from the June 30, 2001 audited financial statements.




                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations

                                   (Unaudited)




                Three Months Ended       Six Months Ended  Inception  to
                                                        (February 17, 1999)
							       December 31,
		      2001        2000        2001       2000         2001

Expenses -
General and        $ 9,439     $ 30,988    $ 9,438     $33,529    $ 67,015
administrative

Net (loss)         $ (9,439)   $ (30,988)  $ (9,438)   $(33,529)  $ (67,015)

Net (loss)
per common         $ *         $ *         $ *         $*         $
share                                                                   (.01)

Weighted
average shares      10,050,0    10,050,0    10,050,0   10,050,0    10,025,95
outstanding         00          00          00         00          9


* Less than $(.01) per
share.

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                  Statements of Cash Flows
                      December 31, 2001

                         (Unaudited)

                                                           Inception
                                  Six             Six      (February
                                  Months        Months     17, 1999)
                                  Ended          Ended         to
                                  December     December     December
                                     31,       31, 2000       31,
                                    2001                      2001

Operating activities:
 Net (loss)                     $ (9,439)   $  (33,529)   $(67,015)
 Reconciling adjustments:
  Amortization of discount        -            (4,312)     -
 Change in assets and
liabilities:
  Accounts payable and            6,932        3,582       16,769
advances
  Prepaid expenses                -            (47)        -
     Net cash used for            (2,507)      (34,306)    (50,246)
operating activities

Investing activities:
 Acquisition of oil and gas       (923)        -           (15,923)
properties
 Loans receivable                 -            -           (35,000)
  Net cash (used by) investing    (923)        -           (50,923)
activities

Financing activities:
 Common stock issued for          -            2,500       74,800
services
 Cash received for shares to      5,000        -           5,000
be issued
 Offering costs                   -            -           (12,001)
 Receipts from loans              -            32,370      35,000
receivable
  Net cash provided by            5,000        34,870      102,799
financing activities

Net change in cash and cash       1,570        564         1,630
equivalents

Cash at beginning of period       60           79          -
Cash at end of period           $ 1,630     $  643        $1,630

Supplemental disclosure of
cash flow
 Information:

 Cash paid during the period
for -
  Interest                      $ -         $  -          $-
  Income taxes                  $ -         $  -          $-

Supplemental schedule of
noncash investing
 and financing activities
 Issuance of 770,000 shares of
common
  stock for services            $ -         $  7,700      $7,700
 Issuance of 2,000,000 shares
of common
  stock for oil and gas         $ -         $  -          $30,000
properties
 Issuance of 50,000 shares of
common
  stock for services            $ -         $  2,500      $2,500

SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                      December 31, 2001

                         (Unaudited)

Note 1 - Management's Statement

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2001, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Shannon International Resources, Inc. later in the year.

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

The Corporation's primary business activity is the acquisition, development and production of coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage as its operations principally involve oil and gas activities and they have no revenue from these activities.

SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                      December 31, 2001

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

Note 4 - Common Stock Subscription

The Company received $5,000 for 50,000 shares ($0.10 per share) of its common stock on November 2, 2001. The shares had not been issued as of February 14, 2002.

Note 5 - Subsequent Event; Additional Common Stock
Subscription

During January, 2002, the Company received $50,000 for
500,000 shares ($0.10 per share) of its common stock. The shares had not been issued as of February 14, 2002.

On January 15, 2002, the Company agreed to purchase an additional 5% working interest on 6 exploration blocks for a total price of $165,467. The Company paid an additional $39,602 dollars on the purchase and $125,865 dollars remains outstanding. The Company has arranged financing for the remaining part of the purchase and for general development purposes.

Through January 30, 2002 the company has borrowed $57,278 dollars using a portion of the proceeds to pay shareholders advances that were outstanding at December 31, 2001 of $13,769, paid $3,986 on exploration and $39,602 on the purchase described in the preceding paragraph. The Company made a payment of $26,432 on the loan from proceeds of the sale of stock mentioned in the first paragraph of this note.
Item 2.   Management's Discussion and Analysis or Plan of
Operation.

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

PLAN OF OPERATION

As of December 31, 2001, the Company had current assets of $1,630, consisting of cash. Currently, the Company has not engaged in any exploration activities on the Working Interest. In the past the Company has reported that it does not have the funds necessary to finance its Working Interest share of exploration activities. Additionally, the Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds or find a joint venture partner to engage in exploration activities of the Working Interest and to fund ongoing overhead and operational expenses. A joint venture with another company would most likely result in a significant reduction in the Company's interest in the Prince Edward Island property.

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

Permit 96-06 is of particular interest as it appears initially to contain several drillable prospects. Initial drilling success could lead to a comprehensive drilling program being laid out for the Permit. Opportunity and upside exists with respect to shallow to deeper horizons and coalbed methane. The Geological Survey of Canada estimate a potential methane resource of 7.6 Tcf for the coal basin beneath the island. Drilling success would lead to realizeable cash flow through direct gas sales and power generation into the Province's adjacent power grid.

Therefore,  Shannon  is in a position, through  its  working
interest, to realize financial growth in the event  of   the
development of the potential gas bearing formations within the sedimentary section on the Permit.

Shannon intends to participate as a full 25% working interest partner on the Permit and management expects that drilling costs can be reduced because of the onshore aspect of the Permit along with a focus on high porosity shallow gas formations. However, in order to achieve its goals Shannon must undertake to raise working capital, most likely through a private placement equity financing that will enable Shannon to continue as a full 25% working interest partner on its Permit. This financing commenced in November 2001.

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

SIX  MONTHS  ENDED DECEMBER 31, 2001 COMPARED TO SIX  MONTHS
ENDED DECEMBER 31, 2000.

RESULTS OF OPERATIONS

During the SIX months ended December 31, 2001, the Company had a net loss of $9,438 compared to a net loss of $33,529 for the six months ended December 31, 2000. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period.

LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of December 31, 2001, the Company had working capital of $1,630 compared to working capital of $643 at December 30, 2000.

The Company will need to raise additional capital to meet its ongoing overhead obligations. It will need additional capital to finance any development program on the Working Interest. Such funding may be obtained through sale of additional securities and, with the Company's participation in the Group, efforts to obtain equity financing commenced in late 2001.

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

         10.1     Working  Interest Acquisition  Agreement
                  (1)

         10.2     Purchase and Joint Venture Agreement (1)

         10.3     Oil and Natural Gas Permit No. 96-06 (1)

         10.4     Amendment     to    Working     Interest
                  Acquisition Agreement (2)

     (1)

          Incorporated by reference to the exhibits to the Company's registration statement on Form 10-SB
          (file number 000-30254).

          (2)             Incorporated by reference  to  the
          exhibits to the Company's annual report on Form 10-
          KSB (file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          None.

                         SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  February 14, 2002





By: /s/ BLAIR COADY
Blair Coady, President, Director
and Principal Financial Officer