Form 10QSB/A
period 2002-02-15
SHANNON INTERNATIONAL RESOURCES INC
filed 2002-02-15
CIK 1081047

The accompanying notes are an integral part of these statements.

                                1
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-QSB/A

(Mark One)

x    Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

          Yes ____       No X






              SHANNON INTERNATIONAL RESOURCES, INC.


                  INDEX TO FINANCIAL STATEMENTS



                        December 31, 2001


                                                         Page


Financial Statements:

     Balance Sheets                                       4

     Statements of Operations                             5

     Statements of Cash Flows                             6

     Notes to Financial Statements                      7 - 9




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




                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations

                                   (Unaudited)

                                                                      Inception
                                                                      (February
                                                                         17,
                       Three Months Ended       Six Months Ended      1999) to
                                                                      December
                                                                         31,
                        2001        2000        2001       2000         2001

Expenses -
 General and        $ 9,439     $ 30,988    $ 9,438     $33,529    $ 67,015
administrative

Net (loss)          $ (9,439)   $ (30,988)  $ (9,438)   $(33,529)  $ (67,015)

Net (loss) 	         $ *         $ *         $ *         $*         $
per common
share                                                                 (.01)

Weighted 	     10,050,0    10,050,0    10,050,0   10,050,0    10,025,95
average shares
outstanding          00          00          00         00          9


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