Form 10QSB
period 2002-05-15
SHANNON INTERNATIONAL RESOURCES INC
filed 2002-05-15
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB

(Mark One)

x    Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

2900, 500-4th Avenue, S.W., Calgary, Alberta    T2P 2V6
(Address of Principal Executive         (Zip Code)
Offices)

(403) 538-3706
(Issuer's Telephone Number, Including Area Code)

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

          Yes ____       No ____

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the Registrant had 10,050,000 shares of common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes ____       No X
















Item 1.   Financial Statements.


                      SHANNON INTERNATIONAL RESOURCES, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                 March 31, 2002


                                                         Page


Financial Statements:

     Balance Sheets                                      F-2

     Statements of Operations                            F-3

     Statements of Cash Flows                            F-4

     Notes to Financial Statements                      F-5 to
                                                         F-9

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                 Balance Sheets

                               ASSETS
                                               March 31,    June 30,
                                                 2002         2001
                                               (Unaudite
                                                  d)
CURRENT ASSETS
 Cash and cash equivalents                   $ 12,101    $ 60
 Operator advances                             11,832      -
 Marketable securities - (Note 5)              147,768     -
      Total current assets                     171,701     60

OIL AND GAS PROPERTIES
 Unevaluated oil and gas properties (using     235,368     45,000
the full cost method)

TOTAL ASSETS                                 $ 407,069   $ 45,060


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $ 23,492    $ 2,407
 Shareholder Advance                           13,769      7,430

      Total current liabilities                37,261      9,837

STOCKHOLDERS' EQUITY  (Notes 4 and 6)
 Common stock - 200,000,000 shares of
$0.001 par value                               10,050      10,050
  authorized, 10,050,000 shares issued and
outstanding
 Common stock subscribed                       4,000       -
 Additional paid-in capital                    444,920     82,749
 Accumulated deficit                           (112,543)   (57,576)
 Accumulated other comprehensive income        23,381      -

      Total stockholders' equity               369,808     35,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 407,069   $ 45,060


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                  Inception
                                                                     (February
                      Three Months Ended      Nine Months Ended         17,
                          March 31,               March 31,          1999) to
                                                                     March 31,
                        2002        2001        2002       2001         2002
Expenses -
 General and       $ 45,528    $ 2,467     $ 54,967    $35,996    $ 112,543
administrative

Net (loss)         $ (45,528)  $ (2,467)   $ (54,967)  $(35,996)  $ (112,543)

Net (loss) per common  $ *         $ *         $ *         $*         $
share                                                                  (.01)

Weighted average   10,050,0    10,000,0    10,050,0   10,000,0    10,016,66
sharesoutstanding       00          00          00         00          7

* Less than $(.01) per
share.

Other comprehensive
income -

Net (loss)            $ (45,528)  $ (2,467)   $ (54,967)  $ (35,996)  $(112,543)
Unrealized capital gains 24,462      -           24,462      -          24,462
Foreign currency         (1,081)     -           (1,081)     -          (1,081)
translation (loss)

Total comprehensive   $ (22,147)  $ (2,467)   $ (31,586)  $ (35,996)  $(89,162)
income (loss)

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                  Statements of Cash Flows
                       March 31, 2002
                         (Unaudited)
                                                           Inception
                                  Nine           Nine      (February
                                  Months        Months     17, 1999)
                                  Ended          Ended      to March
                                  March 31,    March 31,      31,
                                    2002         2001         2002
Operating activities:
 Net (loss)                     $ (54,967)  $  (35,996)   $(112,543)
 Reconciling adjustments:
  Amortization of discount        -            (4,332)     -
  Common stock issued for         -            2,500       10,200
services
 Change in assets and
liabilities:
  Accounts payable and            27,424       5,431       37,261
advances
  Operator advances               (11,832)     -           (11,832)
  Prepaid expenses                -            (47)        -
     Net cash (used for)          (39,375)     (32,444)    (76,914)
operating activities

Investing activities:
 Acquisition of oil and gas       (190,368)    -           (205,368)
properties
 Investing in loans receivable    -            -           (35,000)
 Repayment of loans receivable    -            32,370      35,000
  Investing in marketable         (123,306)    -           (123,306)
securities
  Net cash (used by) investing    (313,674)    32,370      (328,674)
activities

Financing activities:
 Common stock issued for cash,
  net of offering cost            -            -           52,599
 Cash received for shares to                   -
be issued,                        366,171                  366,171
  net of offering costs
  Net cash provided by            366,171      -           418,770
financing activities

Gain (loss) on foreign            (1,081)      -           (1,081)
currency translation
Net change in cash and cash       12,041       (74)        12,101
equivalents

Cash at beginning of period       60           79          -
Cash at end of period           $ 12,101    $  5          $12,101
            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
             Statements of Cash Flows, continued
                       March 31, 2002
                         (Unaudited)
                                                           Inception
                                  Nine           Nine      (February
                                  Months        Months     17, 1999)
                                  Ended          Ended      to March
                                  March 31,    March 31,      31,
                                    2002         2001         2002
Supplemental disclosure of
cash flow
 Information:

 Cash paid during the period
for -
  Interest                      $ -         $  -          $-
  Income taxes                  $ -         $  -          $-

Supplemental schedule of
noncash investing
 and financing activities
 Issuance of 770,000 shares of
common
  stock for services            $ -         $  7,700      $7,700
 Issuance of 2,000,000 shares
of common
  stock for oil and gas         $ -         $  -          $30,000
properties
 Issuance of 50,000 shares of
common
  stock for services            $ -         $  2,500      $2,500
            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                       March 31, 2002
                         (Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Organization

The  Company was incorporated pursuant to the provisions  of the corporate charter of the State of Nevada on February 17,
1999.   The  Corporation established June 30th as its  year-
end.

The Corporation's primary business activity is the acquisition, development and production of coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage as its operations principally involve oil and gas exploration activities and they have no revenue from these activities.

            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                       March 31, 2002
                         (Unaudited)

Note 3 - Related Party Transactions

The Company has entered into a joint operating agreement with Rally Energy Corp. to perform certain seismic and exploratory activities on the properties it previously owned and the properties acquired as described in Note 7. A total of $32,492 has been expended to date.

Note 4 - Common Stock Subscription

The Company received, from November 2, 2001 through March
29, 2002, $400,000 for 4,000,000 units ($0.10 per unit) of
its common stock. Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock at $0.10 until November 1, 2003. The shares have not been issued. The Company credited common stock subscribed for the par value, $4,000, and to paid-in capital for the balance received less $33,829 the cost associated with the sales.

Note 5 - Marketable Securities (related party)

During March 2002, the Company purchased 393,000 shares of Rally Energy Corp. on the open market for an average cost of $0.314 per share. Rally Energy Corp. is a related party since the Company's president is an officer and director of Rally Energy Corp. In accordance with the Statement of Financial Accounting Standards number 115 (SFAS 115), the securities are classified as securities available for sale and are recorded in the accompanying balance sheet at their market value. Based upon the market price at March 31, 2002, the Company had an unrealized gain of $24,462, which is shown as comprehensive income in Stockholders Equity.

Note 6 - Stock Option Plan

The Company's 1999 Option Plan ("Plan") authorizes the granting of options to purchase shares of the Company's common stock. The maximum number of shares that can be issued is limited to 1,000,000 shares. The Plan is administered by the Board of Directors, which determines the terms pursuant to which options are granted. Under the plan, officers and directors are considered to be employees.
            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                       March 31, 2002
                         (Unaudited)

Note 6 - Stock Option Plan, continued

The Company's Board of Directors has granted stock options to officers and directors of the Company. The following is a summary of activity under the plan for the nine months ended March 31, 2002. All options were granted October 31, 2001 and expire November 1, 2003.

                                                  Weighted
                                   Number of       Average
                                   Employee       Exercise
                                    Options         Price
      Outstanding at  June  30,   0                   -
2001
        Options granted           350,000     $      .10
        Options exercised         0                   -
        Cancelled or forfeited    0                   -
      Outstanding at March  31,   350,000     $      .10
2002


Options granted during the nine months ended March 31, 2002 consist of:

                                   Weighted
                                    Average       Weighted
   Year and Exercise price        Fair Value       Average
  relative to fair value of        at Grant       Exercise
       underlying stock              Date           Price
Nine months ending March 31,
2002:
 Exercise price exceeds fair    $    .0717     $     .10
value:


If   not  previously  exercised  or  canceled,  all  options
outstanding at March 31, 2002 will expire on November 1, 2003.

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

                              Nine Months Ended
                               March 31, 2002
Expected Volatility:                150%
Risk-free interest rate:            2.16%
Expected Dividends:                   -
Expected Term in Years:               2
            SHANNON INTERNATIONAL RESOURCES, INC.
                (a Development Stage Company)
                Notes to Financial Statements
                       March 31, 2002
                         (Unaudited)

Note 6 - Stock Option Plan, continued

As permitted by FASB Statement No. 123, the Company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost was recognized for grants of employee options because all were issued with exercise prices greater than the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:

                 Nine Months Ended        Nine Months Ended
                  March 31, 2002           March 31, 2001

                   As         Pro           As         Pro
                Reported     forma       Reported     forma
Net loss:     $ (54,967)  $ (80,875   $  (35,996)  $ (35,996)
                               )
Net loss per  $    *      $  (.01)    $     *      $    *
share:
 * Less than $.01 per
share

Note 7 - Acquisition of Additional Oil and Gas Properties

The Company acquired an additional 5% working interest for $190,368 in properties on Prince Edward Island in the same general vicinity to the property it previously owned. The properties were acquired from the same Company that the pervious property had been acquired during 1999 for 2,000,000 shares of common stock and $15,000 in cash.





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

PLAN OF OPERATION

As of March 31, 2002, the Company had current assets of $171,701, consisting of cash, operator advances and marketable securities. The Company acquired marketable securities totaling $147,768. As at March 31, 2002, the Company had an unrealized gain of $24,462 which is shown as comprehensive income in the Stockholder's Equity entry of the Balance Sheet. See: Note 5 to the Financial Statements.

The short term work program objective is to rapidly develop multi-zone drillable prospects on the PEI Permits. The focus in the near term is on shallow gas targets at less than 2,000 meters depth in the targeted formations. An advantage of this focus is the low drilling costs, while targeting a sedimentary section with numerous gas shows. Future activities could center on the deeper gas, oil and or coalbed methane targets.

Existing seismic data has been and is of good quality and can be effectively used to define broad geologic anomalies. However the need to shoot a new detailed 2-D seismic program remains and the Company intends, commencing late in the second calendar quarter of 2002, to undertake such work. This will define exploration drilling locations and provide additional data on deeper formations. Thereafter the Company will embark upon the commencement of drilling the first of up to five exploratory wells, planned to commence during the third calendar quarter of 2002.

ACTIVITY AND DEVELOPMENT

Shannon holds a 25% working interest in a petroleum, natural gas and coalbed methane lease (Oil and Natural Gas Permit
No. 9606 (the "Permit")) covering 116,279 acres of Prince Edward Island ("PEI") Canada. The Permit includes full shallow and deep rights for conventional hydrocarbons and coalbed methane within the Magdalen Basin (the "Basin").
The Basin is a 215,000 square kilometer area generally located beneath the Gulf of St. Lawrence and on shore PEI.

Shannon has acquired a further five percent Working Interest in the other six additional Permits totaling a gross acreage of 525,857 acres from CMB Energy Corp. (the "Additional Interests). The purchase price for the Additional Interests is $190,368, plus the vendor retains a Gross Overriding Royalty ("GORR") of 10% on this newly acquired acreage. The Company has engaged in financing activities and has an operating agreement with joint venture partners. Together with whom it is engaging in exploration activities on its Working Interests.

The Company has completed a Private Placement of 4 million units at a price of U.S. $.10 per unit for gross proceeds of $400,000, plus additional proceeds to the extent that warrants accompanying these units are exercised. Each unit will consist of one common share plus one-half common share purchase warrant. One full warrant plus U.S. $.20 will be exercisable into one additional common share up to November 1, 2003. These proceeds have been applied to acquire the Additional Interests and to participate with the Company's joint venture partners in the exploration of the interests.

The  Permits consist of seven oil and gas permits issued  by the Province of PEI in a region that is under-explored by global standards. The Basin has less than one new field wildcat well per 7.800 square kilometers. To date the joint venture partners' technical team has completed an intensive evaluation of existing seismic, geologic and well data. Based upon this analysis, management believes that the PEI Permits have the potential for commercial reservoirs of shallow (less than 2,000 meters) conventional natural gas, coalbed methane and deep sub-salt gas. The Company intends to initially target shallow conventional gas formations. At least nine structures which could contain valid exploration prospects have been identified and preparations are being made to define drilling locations with a new detailed seismic program. Drilling is expected to commence on a limited basis during the third calendar quarter of 2002.

The PEI Permits, which include all hydrocarbon rights, are renewable annually until July 22, 2004. Expenditures to date will more than satisfy the minimum work requirements of PEI Permits. Each Permit is convertible into a production lease upon application after a well has been drilled.

Several potential reservoirs of significant thickness and lateral extent at depths of less than 2,000 meters have been identified. Four of these leads have been mapped and are considered "plays." The plays are diversified as to structure, deposition and formation. A detailed seismic program is to be shot commencing late in the second quarter of 2002, to define exploration drilling locations.



NINE  MONTHS  ENDED MARCH 31, 2002 COMPARED TO  NINE  MONTHS
ENDED MARCH 31, 2001.

RESULTS OF OPERATIONS

During the nine months ended March 31, 2002, the Company had a net loss of $54,967 compared to a net loss of $35,996 for the nine months ended March 31, 2001. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period.

During the three months ended March 31, 2002, the Company had a net loss of $45,528 compared to a net loss of $2,467 for the nine months ended March 31, 2001.

LIQUIDITY

The Company has met its immediate capital needs which will be used to finance the development program on the Working Interest and the Additional Interest. At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. As of March 31, 2002, the Company had working capital of $148,209 compared to a working capital deficit of ($7,057) at March 31, 2001. The working capital balance of $148,209 is reduced slightly from the Working Capital amount disclosed by the Company on its Form D as a result of the Company's application of proceeds to accounts payable then pending.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause a deviation or divergence from the anticipated results or expectations contained in the forward looking statements and the Company's actual results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.

                           PART II
                      OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.

On March 31, 2002, the Company completed an offering at $.20 per share for 4,000,000 shares of its Common Stock in a private placement offering pursuant to Regulation D, Rule
505. The total offering price for the 4,000,000 shares of Common Stock was $400,000. Each person subscribing to purchase shares of Common Stock was also granted a "one-half warrant" for each share purchased. Each one-half warrant entitles the investor to acquire an additional one-half share of Common Stock. The exercise price for each one-half warrant is $.10. The warrants are convertible into Common Stock until November 1, 2003, upon payment by the holder of $.20 per share of Common Stock to be acquired. Thus, the Company will issue an additional 2,000,000 shares in exchange for an additional $400,000 if every warrant is exercised. Collectively, the offer and sale of Common Stock and warrants is referred to as the "Offering."

The Offering was accomplished without the assistance of an underwriter or selling agent acting on the Company's behalf. The Company obtained the assistance of outside counsel in determining that the Offering could be accomplished in reliance upon Rule 505 and exempting it from the registration provisions of section 5 of the Securities Act of 1933, in part, for the following reasons:

First, the offering was made to persons who meet the definition of "accredited investor" as set forth in Rule 215 promulgated under the Securities Act of 1933, or to not more than 35 persons who cannot satisfy the requirements of the rule.

Second, the Offering was made in a strictly private manner without the use of general advertising or other widely disseminated solicitation of interest.

Third, the Company provided each offeree complete access to all of the material information about the Company's operations, financial position and management. Each offeree was provided with a copy of the Company's private placement memorandum which was comprised of the Company's current Form 10-KSB, then-most recently filed Form 10-QSB, and a subscription packet.

Fourth, the Company raised $400,000, in the Offering, an amount below the $5,000,000 upper limit for an offering made in reliance upon Rule 505. In the event that each warrant is exercised and an additional 200,000 Common Stock shares are issued, the Company will have raised a total of $800,000 in the Offering; substantially below the upper limit permitted by Rule 505.

The Company filed its Form D on or about April 15, 2002, to notify the U.S. Securities and Exchange Commission of the Offering's reliance upon Rule 505. Any person interested in obtaining a copy of the Form D may notify the SEC's Division of Corporation Finance in Washington D.C. or may request a copy by writing to the Company and enclosing a stamped, self addressed return envelope.


With regard to the Offering, the Company reserves the right to claim reliance upon any other exemption that may be available to it for purposes of justifying its claim that the Offering was exempt from the Securities Act's registration provisions.

The Securities and Exchange Commission does not require the Company to make disclosure of the Company's "Use of Proceeds" derived from the Offering because the Offering was exempt from the registration provisions of the Securities Act of 1933. However, the Company has made a disclosed on Form D filed on or about April 15, 2002, that it applied the proceeds of the Offering as follows:

The aggregate proceeds of the Offering was $400,000. Of this amount, $33,829 was expended in connection with the issuance and distribution of the securities. These amounts were paid to accountants, attorneys, printers and other vendors providing services to the Company in connection with the Offering.

Of the remaining $366,171, the proceeds were applied or have been set aside for the following uses: (a) salaries and fees to the Company's officers, directors and affiliates:
$34,000; (b) purchase of petroleum, natural gas and coalbed methane leases: $165,865; (c) and the balance reserved for working capital.

Any person requiring additional information regarding the Offering is invited to notify the Company.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders.
          None.

Item 5.   Other Information.

During its third fiscal quarter, the Company added a member to its Board of Directors, Aubrey A. Palmeter. Mr. Palmeter a professional engineer is 45 years of age. He holds Bachelor of Science degrees in mathematics and physics from Acadia University and a civil engineering degree from the Technical University of Nova Scotia. Mr. Palmeter also holds an MBA degree from Dalhousie University.

Since March 2002, Mr. Palmeter has been president and chief executive officer of Whitman Benn E&C Services Ltd., an engineering and construction company based in Halifax, Nova Scotia. Mr. Palmeter currently serves on Rally Energy Corp.'s Corporate Advisory Board. Mr. Palmeter has extensive commercial and policy experience in Atlantic Canada and international industrial projects. His experience includes finance, oil and gas exploration, development and production as well as onshore and offshore pipelines and power generation. He has acted as advisor to the Government of Nova Scotia and several power producers and universities in Atlantic Canada.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:


     REGULATION
         S-B                      EXHIBIT
       NUMBER
          3.1     Articles of Incorporation (1)

          3.2     Bylaws (1)

          4.1     1999 Stock Option Plan (2)

         10.1     Working  Interest Acquisition  Agreement
                  (1)

                  Agreement  with CMB Energy  Corp.  dated
                  January 15, 2002 (submitted herewith).

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

DATE:  May 15, 2002





By: /s/ BLAIR COADY
Blair Coady, President, Director
and Principal Financial Officer