Form 10KSB
period 2002-06-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2002-09-30
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934.

           For the fiscal year ended:   June 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

             COMMISSION FILE NUMBER:   000 - 30254.

              SHANNON INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

             Nevada                                  98-02049656
   (State or other jurisdiction           (IRS Employer Identification No.)
          of incorporation)

      2900, 500-4th Avenue, S.W., Calgary, Alberta    T2P 2V6
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(403) 538 3706

Securities registered under Section 12(b) of the Exchange Act: NONE.

 Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $.001 par value
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.$-0-

As of September 30, 2002, 14,050,000 shares of Common Stock of the Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of September 30, 2002: $1,152,500 (See Item 5)

          Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): YES  NO X

Exhibit index on consecutive page 24          Page 1 of 38 Pages

                            GLOSSARY


The following is a glossary of oil and gas terms used in this Annual Report:

Alluvial, Fluvial And Lacustrine Strata: Sedimentary rock deposits.

Basin: A synclinal structure, roughly circular in its outcrop pattern, in which beds dip gently toward the center from all directions.

Bituminous Coal: A soft grade of coal commonly mined for use by coal-fired, electric power generation plants.

Borehole Data: Geological data compiled by exploratory drilling.

carboniferous period: The period spanning a time interval of 70 million years, from 360 million to 290 million years ago.

Carboniferous System: Rocks that were formed or deposited during the Carboniferous period including Old Red Sandstone; Mountain Limestone; Millstone Grit and Shale and the Coal Measures.

Coalification: The geological process whereby coal is formed.

Coal Measures: The uppermost division of the Upper Carboniferous rocks consisting of a repetitive sequence of marine and nonmarine strata. Productive coal deposits occur in the marine strata and consist largely of soft, bituminious coal.

Coal Seam: Layer of coal enclosed in other sedimentary layers.

Fault Systems: Large fractures of the subsurface rock strata.

Permeabilities: The degree to which the porous space can be filled with gas or liquid.

Permian Period: The period spanning a time interval of 50 million years, from 290 million to 240million years ago. The rocks of this period are rich in deposits of coal, oil and gas.

Porosities: The molecular open space within rock.

Seismic Data: Geological data compiled by measuring underground movement caused by test explosions.

Trending Fault Systems: Large fractures of the subsurface rock strata.

Working Interest: The interest held by a company in an oil or natural gas property, which bears its proportionate share of the costs of exploration, development, and operation as well as any royalties or other production burdens.

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

During March 1999, the Company sold 2,000,000 shares of common stock to CMB Energy Corp. ("CMB Energy") in exchange for a 25% working interest in a petroleum, natural gas and coalbed methane Permit(Oil and Natural Gas Permit No.
9606) covering 116,279 acres of Prince Edward Island, Canada (the "Working Interest"). As a result of the acquisition of this Working Interest, CMB Energy became the Company's largest shareholder. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." Additionally, CMB Energy owns 10% of the Prince Edward Island working interest. As the Company's largest shareholder and the owner of 10% of this Prince Edward Island working interest, at this time CMB Energy is able to exert significant influence on the Company.

CMB Energy is a closely held private company located in Toronto, Ontario, and is owned by the following companies: Regal Tours Atlantic, Inc. (owned by Laughlin MacLean) and the Calder Company, Ltd., each owning 25% of CMB Energy, and Investimo S.A., which owns the remaining 50% of CMB Energy.

In January 2002, the Company acquired a further five percent Working Interest in six additional Permits totaling a gross acreage of 525,857 acres from CMB Energy Corp. (the "Additional Interests). The purchase price for the Additional Interests was $190,368, plus the vendor retains a Gross Overriding Royalty ("GORR") of 10% on this newly acquired acreage.

The Company has two operating agreements with joint operating partners whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and Osprey Energy Limited. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, Osprey Energy Limited, ten percent, CMB Energy Corp., ten percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, Osprey Energy Limited ten percent, Energy Power Systems Ltd., twenty-five percent, CMB Energy Corp., five percent and Rally Energy Corp., fifty-five percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

As of September 30, 2002, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was initiated to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. It is planned that an initial program of up to five wells will be initiated in late October 2002, with the exact locations to be determined by early October 2002.



BUSINESS OF ISSUER

The Company holds a 25% Working Interest and a further five percent Working Interest in six additional permits in petroleum, natural gas and coalbed methane leases in Prince Edward Island, Canada. See "Item 2. Description of Property." The Working Interests acquired from CMB Energy gives the Company the right to receive 25% of any income derived from the property covered in the lease. In exchange for the right to receive income, the Company has an obligation to pay 25% of the costs of exploration, development and production of the property. The agreement between the Company and CMB Energy granted the Company the option to acquire an additional 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2000, a second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn.$1,500,000, by October 2001 and the right to enter into a joint venture agreement with the holder or holders of the remaining 50% of the Working Interest, by the expenditure of Cdn.$3,000,000, on the property until August 2002. The agreement between the Company and CMB Energy was amended on August 18, 2000 to extend the first option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2001 and to extend the second option to acquire a further 12.5% of the Working Interest by the expenditure of Cdn. $1,500,000 to August 18, 2002.

The Company did not exercise its first option to acquire up to an additional 12.5% of the Working Interest from CMB Energy, for the expenditure of approximately Cdn.$1,500,000, by August 18, 2001. Therefore this option, along with a similar second option expiring on August 18, 2002, were cancelled. See:
Item 12, "Acquisition of Working Interest."

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and Osprey Energy Limited. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, Osprey Energy Limited, ten percent, CMB Energy Corp., ten percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, Osprey Energy Limited ten percent, Energy Power Systems Ltd., twenty-five percent, CMB Energy Corp., five percent and Rally Energy Corp., fifty-five percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

The Company intends to raise funds through a private equity offering in order to fund the exploration of the Working Interests and its portion of the ongoing lease payments, described below. If the Company is not successful in raising the necessary equity, it will remain unable to cover these costs. To date, the Company has been able to raise $400,000 of additional funding in a private placement completed during the fiscal quarter ended March 31, 2002. However there is no assurance the Company will be able to raise any additional funds in the future. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

The Company and its joint operating partners are obligated to maintain the leases in good standing by the expenditure of Cdn.$32,107 per year. The Company's portion of this obligation is Cdn.$2,768, the next payment of which was due and paid on or about July 15, 2002.

The Company has no revenues from operations and will have to raise additional funds to meet its obligations with respect to the exploration program. Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of the exploration program is approximately Cdn.$3,500,000, of which the Company may be expected to provide up to Cdn.$700,000. See "Item 6. Management's Discussion and Analysis or Plan of Operations."


PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The Company's principal target markets are natural gas transmission pipeline companies, utilities and private end-users, which may purchase the natural gas directly from the Company or from pipeline companies.


COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's planned petroleum and natural gas exploration activities in Prince Edward Island will be undertaken in a highly competitive and speculative business atmosphere. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into joint operating agreements described above to provide the necessary equipment and personnel to begin exploration of the joint lands. There is significant competition in the exploration business and the Company is an insignificant participant. The Company will have to raise additional capital to fully participate in the exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than the Company. Given its size, lack of sufficient working capital and the lack of exploration on the joint lands to date, the Company may have difficulty raising additional capital.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

As of September 2002, the Company does not offer or sell any products or services and is not subject to material government regulations; however it, or any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas permits and leases are subject to extensive regulation for the protection of the environment by the Canadian Federal Government and the Provincial Government where the acreage is located. The Company must submit exploration and, if warranted, development plans to the Department of the Environment for the Province of Prince Edward Island for approval prior to the execution of such plans. Compliance with environmental regulation may be expected to result in Cdn.$50,000, of estimated expenses once the exploration program is implemented. Environmental protection expenses are expected to include the cost of site preparation such as road construction, fencing and earthen berms or retaining walls to contain potential overflows or spillage of oil or drilling fluids. If production is begun, the temporary measures must be made permanent, if production is not warranted, the temporary measures must be removed and the land restored to its prior condition.

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


RESEARCH AND DEVELOPMENT

As of September 30, 2002, the Company has not spent any money on research and development.

EMPLOYEES

The Company has no full time employees. The officers and directors of the Company, do not devote all of their time to the affairs of the Company, but will be devoting such time required to effectively manage the Company.


Item 2. Description of Property.

The Company holds a 25% Working Interest in one Permit (#96-06) and a further five percent Working Interest in six additional Permits (96-04, 96-05, 96-07, 96-08, 96-09, 96-10) in petroleum, natural gas and coalbed methane permits in Prince Edward Island, Canada. The portion of the Working Interests acquired from CMB Energy gives the Company the right to receive 25% and 5% respectively of any income derived from the property covered in the permits. In exchange for the right to receive income, the Company has an obligation to pay 25% and 5% respectively of the of exploration, development and production costs of the property. See "Item 1. Description of Business."

Prince Edward Island, where the Working Interests are located, lies in the southwestern part of a large, mainly non- marine, Carboniferous to Permian area called the Maritimes Basin. The basin fill consists of fluvial, alluvial, lacustrine and minor marine strata. Seismic and borehole data suggest Prince Edward Island is underlain by coal measures strata, as estimated by the Geological Survey of Canada. The offshore extension of the coal measures basin strata containing up to 20 to 25 coal seams, ranging in thickness between 0.6 to 3 meters (2 to 10 feet) with a net coal thickness from 15 to 40 meters (48 to 131 feet). The coal rank is bituminous, and calculated theoretical gas capacity values for eastern Canadian coals range form 14.4 to 17.08 cubic meters per gram of coal. Structural features associated with major northeast trending faults systems and salt deposits may have created favorable permeability conditions for enhanced natural gas and coalbed methane gas recovery. Source rock studies indicate that the early Carboniferous rocks are oil prone with more than 2% total oil capacity and greater than 5 milligrams per gram of rock. Conversely, the upper Carboniferous rocks are mainly gas prone. In addition, excess coal gas expelled during coalification may have charged nearby reservoirs. Porosities up to 25% and favorable permeabilities have been reported from the lower Carboniferous rocks, whereas porosities up to 15% have been reported for the upper Carboniferous rocks. The Prince Edward Island property is not currently producing oil or gas and has no proven reserves.

UNDEVELOPED ACREAGE

As of June 30, 2001 and June 30, 2002, the Company, directly or indirectly, held undeveloped acreage as follows:

                                  June 30, 2001     June 30,2002
                         ------------------  -------------------

Undeveloped Acres:

        Gross                    116,279     /          642,136

        Net                       29,070     /           55,363


DRILLING ACTIVITIES

As of September 30, 2002, there are no drilling activities on the Working Interests.



PRINCIPAL OFFICES

The Company's offices are located at 2900, 500-4th Avenue, S.W., Calgary, Alberta T2P 2V6. The offices are provided by Rally Energy Corp., on a month-to-month basis to the Company. Blair Coady, the Company's President, is a director of Rally Energy Corp.


Item 3. Legal Proceedings.

There is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending or, to the knowledge of the Company, threatened, against or affecting the Company, or any of its properties, business affairs or business prospects.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the Company's fiscal year ended June 30, 2002, either through the solicitation of proxies or otherwise.



                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed for sale on any exchange or trading medium. The Company is seeking the listing of its Common Stock on the OTC Electronic Bulletin Board. As of September 30, 2002, there is no public market for the Company's common stock. As of September 30, 2002 there were approximately 53 holders of the Company's common stock.

As of September 30, 2002, the aggregate market value of the voting and non-voting common equity stock held by non- affiliates of the Company was $1,152,500. Calculation of this value is based on an issuance of the Company's common stock at a value of $0.10 per share in the private placement completed during fiscal quarter ended March 31, 2002. As of September 30, 2002 there were 11,525,000 shares of common stock held by non-affiliates of the Company.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company holds a 25% Working Interest in one permit (96-06) and a further five percent Working Interest in six additional permits ((96-04, 96-05, 96-07, 96-08, 96-09, 96-10)granting the exclusive right to carry out geological-geophysical work and exploratory drilling for all petroleum, natural gas and coalbed methane gas in the areas of the permits located in Prince Edward Island, Canada. See "Item 1. Description of Business."

The Company intends to follow the full cost method of accounting for oil and gas properties. The Company is deemed to be in the planning and development stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

PLAN OF OPERATION

As of June 30, 2002, the Company had current assets of $17,580 cash. The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements described above to provide the necessary equipment and personnel to begin exploration of the joint lands. The Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds to participate in drilling activities of the Working Interests. See "Item 1. Description of Business."

The Company has two operating agreements with joint operating partners whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and Osprey Energy Limited. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, Osprey Energy Limited, ten percent, CMB Energy Corp., ten percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, Osprey Energy Limited ten percent, Energy Power Systems Ltd., twenty-five percent, CMB Energy Corp., five percent and Rally Energy Corp., fifty-five percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

There is drilling activity in the general area of the Company's Working Interests, which has created increased interest in the exploration of the Company's Working Interests. Through the Joint Operating Agreements an exploratory drilling program has been established. Though no assurances can be given, this program is expected to provide for the drilling of up to five exploration or test wells to determine whether there is sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors effecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production.

As of September 30, 2002, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was initiated to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. It is planned that an initial program of up to five wells will be initiated in late October 2002, with the exact locations to be determined by early October 2002.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of such a program is approximately Cdn.$3,500,000, of which the Company may be expected to provide up to Cdn.$700,000. The Company intends to raise sufficient additional capital through the private placement or public offering of securities. During the quarter ended March 31, 2002, the Company sold 4 million units at a price of U.S. $0.10 per unit for gross proceeds of $400,000, plus additional proceeds to the extent that warrants accompanying these units are exercised. Each unit consisted of one common share plus one-half common share purchase warrant. One full warrant plus U.S. $0.20 is exercisable into one additional common share up to November 1, 2003. These proceeds have been applied to acquire the Additional Interests and to participate with the Company's joint operating partners in the planning, development and exploration of the interests.

In the event the Company is unable to pay its obligations under its existing Working Interests, its Working Interests can be proportionally reduced in favor of whatever joint operating partner or other party pays the delinquent amount. Each joint operating partner must approve the expenditures and provide funding in order to remain a joint operating partner. The approval for expenditures sets forth the specific costs for development of the program , site preparation and drilling for the specific sites for exploratory wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

The Company filed a Form 10-SB registration statement on November 5, 1999 in order to establish itself as a fully reporting company under the Securities Exchange Act of 1934, as amended. On the basis of the public information provided in the registration statement filed on November 5, 1999, the Company is seeking a listing of its common stock on the OTC Electronic Bulletin Board. See "Item 5. Market for Common Equity and Related Stockholder Matters." As of September 30, 2002, the Company's stock is not listed on the OTC Electronic Bulletin Board. It is the Company's belief that an independent market for its common stock will be advantageous to the Company by establishing an objective measure of value for the common stock.

The Company's business plan is to raise additional capital through private placements or public offerings of its equity securities and use the capital to pay its proportional share of the costs of further development of its Working Interests. The Company has not established any limitations on the amount or price for the Company's securities if the Company is successful in establishing a market. The Company does not, however, intend to sell such securities as would result in a change in voting control of the Company.

YEAR ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

During the year ended June 30, 2002, the Company recorded a net loss of $73,335, a loss of less than $0.01 per common share. The Company has not yet generated any revenues. The $75,579 in total expenses consisted of professional fees in the amount of $24,902 and administrative expenses in the amount of $29,727.

The Company's current assets at June 30, 2002, consisted of $17,580 in cash. As of June 30, 2002, the Company had working capital of $156,356, compared to working capital of $60 at June 30, 2001.



LIQUIDITY

At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $17,580 in cash and other current assets of $138,776 in marketable securities as of June 30, 2002.

The Company will need to raise additional capital to meet its ongoing overhead obligations and to finance the exploration program. Such funding may be obtained through sale of additional securities. If the Company is unable to obtain sufficient funds, the Company may seek to increase funds available to the Company through the sale of some portion of its Working Interests. The ability of the Company to sell a portion of the Working Interests is not a certainty and the proceeds derived from such sale will be subject to the ongoing economic viability of the project.

ITEM 7. FINANCIAL STATEMENTS.

                                 C O N T E N T S

                                                                        Page
                                                                        ----

Independent Accountants' Report                                         F-2

Financial Statements

       Balance Sheets                                                   F-3

       Statements of Operations                                         F-4

       Statement of Stockholders' Equity                                F-5

       Statements of Cash Flows                                         F-7

Notes to Financial Statements                                           F8 - F14

                         Independent Accountants' Report


Board of Directors
Shannon International Resources, Inc.



     We have audited the accompanying balance sheets of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001 and for the period from February 17, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, and for the period from February 17, 1999 (inception) to June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has suffered operating losses since inception that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Miller and McCollom
-----------------------
MILLER AND McCOLLOM
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
September 25, 2002

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)


                                 Balance Sheets

                                     ASSETS
                                     ------
                                                                        June 30,     June 30,
                                                                          2002         2001
                                                                       ----------    --------
CURRENT ASSETS
   Cash                                                                $   17,580    $     60
   Investments in marketable securities                                   138,776        --
                                                                       ----------    --------
         Total current assets                                             156,356          60

Investments in unevaluated oil and gas properties                         313,012      45,000
                                                                       ----------    --------

         Total assets                                                  $  469,368    $ 45,060
                                                                       ==========    ========

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

CURRENT LIABILITIES
   Accounts payable                                                    $   94,944    $  2,407
   Shareholder advances                                                    13,769       7,430
                                                                       ----------    --------
         Total current liabilities                                        108,713       9,837

Deferred tax liability                                                     11,559        --
                                                                       ----------    --------

         Total liabilities                                                120,272       9,837
                                                                       ----------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000  shares of $.001 par value authorized;
      14,050,000 and 10,050,000 shares issued
      and outstanding at June 30, 2002 and 2001                            14,050      10,050
   Additional paid-in capital                                             349,750      82,749
   Common stock warrants-
     200,000 warrants to purchase common stock                             94,740        --
   Deficit accumulated during development stage                          (130,911)    (57,576)
   Accumulated other comprehensive income                                  21,467        --
                                                                       ----------    --------
         Total stockholders' equity                                       349,096      35,223

Total liabilities and stockholders' equity                             $  469,368    $ 45,060
                                                                       ==========    ========

         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                            Statements of Operations


                                     For the year     For the year    February 7, 1999
                                         ended            ended       (Inception) to
                                     June 30, 2002    June 30, 2001    June 30, 2002
                                     ------------     ------------     ------------
Expenses
     Administrative costs            $     29,727     $     15,877     $     54,108
     Consulting                            17,372           11,834           29,206
     Professional fees                     24,902           15,341           46,242
     Currency exchange                      3,578               22            3,600
                                     ------------     ------------     ------------
         Total expenses                    75,579           43,074          133,156
                                     ------------     ------------     ------------

(Loss) from operations                    (75,579)         (43,074)        (133,156)

Other Income and Expenses:
     Amortization of loan discount           --              4,358             --
     Interest expense                        (186)            --               (186)
     Gain on sale of investments            2,430             --              2,430

Provision for income tax                     --               --               --
                                     ------------     ------------     ------------

Net (loss)                           $    (73,335)    $    (38,716)    $   (130,912)
                                     ============     ============     ============

Net (loss) per share                 $          *     $          *     $       (.01)

Weighted number of shares
outstanding                            10,716,667       10,047,260        9,987,805

*  Less than $.01


Other comprehensive income:
     Net (loss)                      $    (73,335)    $    (38,716)    $   (124,764)
     Unrealized gain on marketable
      securities                           21,467             --             21,467
                                     ------------     ------------     ------------
Total other comprehensive income     $    (51,868)    $    (38,716)    $   (103,297)
                                     ============     ============     ============

         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

                                                                                        Deficit
                                                                                     Accumulated   Accumulated
                                      Common Shares       Additional      Common        During       Other
                                -----------------------    Paid-in        Stock      Development  Comprehensive
                                 Shares      Par Value     Capital       Warrants       Stage         Income         Total
                                ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance,
February 17, 1999                     --     $     --     $     --            --      $     --      $     --      $     --
Common stock
issued for cash in
February 1999                      300,000          300        2,700          --            --            --           3,000
Common stock
issued for cash in
March 1999                       7,700,000        7,700       69,300          --            --            --          77,000
Common stock issued
for oil and gas properties in
March 1999                       2,000,000        2,000       28,000          --            --            --          30,000

Offering costs                        --           --        (19,701)         --            --            --         (19,701)

Net loss for period ended
June 30, 1999                         --           --           --            --          (8,449)         --          (8,449)
                                ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance,
June 30, 1999                   10,000,000       10,000       80,299          --          (8,449)         --          81,850

Net loss for the year ended
June 30, 2000
                                      --           --           --            --         (10,411)         --         (10,411)
                                ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance,
June 30, 2000                   10,000,000       10,000       80,299          --         (18,860)         --          71,439

         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                  Statement of Stockholders' Equity, Continued


                                                                                       Deficit
                                                                                     Accumulated   Accumulated
                                      Common Shares       Additional     Common        During        Other
                                -----------------------    Paid-in       Stock       Development  Comprehensive
                                 Shares      Par Value     Capital      Warrants       Stage         Income         Total
                                ----------   ----------   ----------   ----------    ----------    ----------    ----------
Common stock issued for
services in
July 2000                           50,000           50        2,450         --            --            --           2,500
Net loss for the year ended
June 30, 2001
                                      --           --           --           --         (38,716)         --         (38,716)
                                ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance,
June 30, 2001                   10,050,000       10,050       82,749         --         (57,576)         --          35,223
                                ----------   ----------   ----------   ----------    ----------    ----------    ----------


Common stock issued
May, 2002                        4,000,000        4,000      267,001         --            --            --         365,741
Common stock warrants
May, 2002                             --           --           --         94,740          --            --            --
Net loss for the year ended
June 30, 2002
                                      --           --           --           --         (73,335)         --         (73,335)

Unrealized gain on marketable
securities                            --           --           --           --            --          21,467        21,467

Balance,
June 31, 2002                   14,050,000   $   14,050   $  349,750       94,740    $ (130,911)   $   21,467    $  349,096
                                ==========   ==========   ==========   ==========    ==========    ==========    ==========


         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows


                                                                                                      February 17, 1999
                                                                        Year Ended       Year ended     Inception) to
                                                                      June 30, 2002    June 30, 2001    June 30, 2002
                                                                        ---------        ---------        ---------
Operating Activities:
     Net (loss)                                                         $ (73,335)       $ (38,716)       $(130,911)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Amortization of discount                                              --             (4,358)            --
       Gain on sale of investments                                         (2,430)          (2,430)
     Changes in operating assets and liabilities:
       Accounts payable and advances                                       92,537            8,186          102,374
       Total adjustments                                                   90,107            3,828           99,944
                                                                        ---------        ---------        ---------
       Net cash provided by (used by)
        operating activities                                               16,772          (34,888)         (30,967)

Investing activities
     Acquisition of oil and gas properties                               (268,012)            --           (283,012)
     Purchases of marketable securities                                  (125,368)            --           (125,368)
     Sales of marketable securities                                        22,048             --             22,048
                                                                        ---------        ---------        ---------
       Net cash (used by) investing activities                           (371,332)            --           (386,332)

Financing activities
     Issuance of common stock and warrants                                365,741            2,500          428,540
     Advances from shareholders                                             6,339           32,369            6,339
                                                                        ---------        ---------        ---------
       Net cash provided by financing
        activities                                                        372,080           34,869          434,879
                                                                        ---------        ---------        ---------

Net change in cash and cash equivalents                                    17,520              (19)          17,580
Cash at beginning of period                                                    60               79                0
                                                                        ---------        ---------        ---------
Cash at end of period                                                   $  17,580        $      60        $  17,580
                                                                        =========        =========        =========

 Supplemental  disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                         $     186        $    --          $    --
       Income taxes                                                     $    --          $    --          $    --

 Supplemental schedule of noncash investing and financing activities:
     Issuance of 770,000 shares of common
stock for services                                                      $    --          $    --          $   7,700
     Issuance of 2,000,000 shares of common
stock for oil and gas properties                                        $    --          $    --          $  30,000
     Issuance of 50,000 shares of common
stock for services                                                      $    --          $   2,500        $   2,500

         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2002 and 2001


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

The Corporation's primary business activity is the acquisition, development and production of natural gas and coalbed methane properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage and it has no revenue from oil and gas activities. The Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a developing stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statements and cash flows from inception to the current date of the balance sheet.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings by the weighted average number of common shares outstanding during the period.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2002 and 2001


Estimated Fair Value of Financial Instruments

The carrying value of cash, marketable securities, accounts payable, and shareholder advances reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as unrealized gains and losses on certain investments in equity securities.

Accounting for Oil and Gas Operations

The Company has adopted the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, is included in cost centers and are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. All costs incurred in acquiring mineral rights, in drilling, and in exploration activities, including all carrying costs of nonproductive properties in the cost center, are included as a cost of reserves in that cost center.

In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2002 and 2001

Other

The financial statements are stated in United States of America dollars.

The Company has chosen June 30 as its fiscal year end.

The Company has paid no dividends.

Advertising is expensed as incurred.

The Company consists of one reportable business segment. All Company assets are located in Canada.

Certain changes have been made to previously reported information to conform to the current statement presentation.

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional capital to further develop the Company's properties or locate a business combination candidate.

Note 3 - Oil and Gas Properties

The Corporation, by letter agreement dated February 18, 1999, acquired a 25% interest in 116,279 acres of non-producing oil and gas properties in the province of Prince Edward Island, Canada. This interest was acquired by the issuance of 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) and paid fees related to the acquisition of $15,000.

During the fiscal year ending June 30, 2002, the Company acquired an additional 5% working interest in properties in the general location of its earlier properties at a cost $164,334. The properties were acquired from the same Company as its previous acquisition.

Presently, the Company's oil and gas properties consist entirely of unproved properties, and therefore are not being amortized.

Note 4 - Related Party Transactions

The Company is currently conducting exploratory and development activities, and has incurred approximately $78,000 through June 30, 2002.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2002 and 2001


The operator conducting the exploratory activities that include the Company is a related party since the Company's president is an officer and director of the operator.

During the quarter ended June 30, 1999, the company loaned Calgary Chemical Company (Calgary) (an Alberta corporation of which Mr. Coady, the President of Shannon, was also the President) $32,370 evidenced by non-interest hearing notes which were due on demand. At June 30, 2000 the notes had outstanding balances of $32,370, and unamortized discount of $4,358.

During October 2000, Calgary repaid $7,714, and during December 2000, the Company paid Calgary, by cancellation of a note receivable of $24,656, for general and administrative expenses included in the accompany statement of operations as follows:

         General office                                $ 4,932
         Administrative                                  7,890
         Consulting                                     11,834
                                                       ---------
             Total                                     $24,656
                                                       =========

During March, May, June, and September 2001, a shareholder of the Company made advances to the Company of $13,769.

Note 5 - Stock Option Plan

The Company has a Stock Option Plan, entitled the "Shannon International Resources, Inc. 1999 Stock Option Plan" (the "Plan"). Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants to the Company the opportunity to acquire a interest in the Company by the grant of options to such persons under the Plan's terms. The effective date of the Plan was June 1,1999. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 1,000,000 shares. The price per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. Under the plan, officers and directors are considered to be employees.

The Company's Board of Directors has granted stock options to officers and directors of the Company. The following is a summary of activity under the plan for the year ended June 30, 2002. Options were granted on October 31, 2001 and April 5, 2002, and 350,000 options expire November 1, 2003 and 100,000 options expire April 4, 2004.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2002 and 2001

                                                                  Weighted
                                                Number of          Average
                                                 Employee         Exercise
                                                 Options            Price
                                                ---------         ---------
         Outstanding at June 30, 2001                  0             --
               Options granted                   450,000          $  .10
               Options exercised                       0             --
               Cancelled or forfeited                  0             --
         Outstanding at June 30, 2002            450,000          $  .10


Options granted during the year ended June 2002 consist of:


                                                                 Weighted Average
Year and Exercise price relative to fair value of              Fair Value at Grant         Weighted Average
               underlying stock                                       Date                  Exercise Price
----------------------------------------------------------     ---------------------      -------------------
Year ending June 30, 2002:
   Exercise price exceeds fair value:                              $  .0717                    $ .10


If not previously exercised or canceled, all options outstanding at June 30, 2002 will expire on November 1, 2003 and April 4, 2004.

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

                                                    Year Ended
                                                   June 30, 2002
                                                  --------------
Expected Volatility:                                   150%
Risk-free interest rate:                               2.16%
Expected Dividends:                                     --
Expected Term in Years:                                  2

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

                                          Year Ended
                                         June 30, 2002
                            ---------------------------------------
                                As Reported           Pro forma
                            ---------------      ------------------
Net loss:                        $(73,335)         $ (127,597)
Net loss per share:              $   *             $   (.01)
    * Less than $.01 per share

Note 6 - Income Taxes

No provision for income taxes has been provided in the accompanying financial statement.

The Corporation has an approximate net operating loss carryforward of $130,156 of which $6,174 will expire in 2019, $11,931 will expire in 2020, $58,716 will expire in 2021 and $73,331 will expire in 2022. A valuation allowance equal to the tax benefit of the net operating loss carryforward has been provided due to the uncertainty of the Company's ability to utilize the carryforwards.

The net deferred tax liability resulting from appreciation of marketable securities in excess of deferred tax assets due to loss carryforward is as follows:

                    Deferred tax liability                            (11,559)
                    Deferred tax asset                          $      45,550
                    Valuation allowance                               (34,011)
                                                               ----------------
                        Net deferred tax liability              $     (11,559)
                                                               ================

The overall effective tax rate differs from the Federal statutory rate for the year ended June 30, 2002 is as follows:

                                                          % of Pre tax
                                                          income (loss)

         Tax provision based upon Federal statutory rate     35.0%
         Surtax exemption                                   (27.1)%
                                                            -------

         Estimated tax rate                                 (7.9)%
         Valuation allowance                                 7.9%
                                                            -------

         Effective tax rate                                   0.0
                                                            =======

Note 7 - Concentration of Risk

The Company's oil and gas properties are located in Prince Edward Island, Canada.

Note 8 - Commitments and Contingencies

The corporation, by letter agreement dated February 11, 1999, agreed to pay $10,000 to counsel upon the initiation of trading of its' common stock on the NASD Electronic Bulletin.

Note 9 - Marketable Securities (related party)

During March and April 2002, the Company purchased 400,000 shares of Rally Energy Corp. on the open market for an average cost of $0.314 per share. Rally Energy Corp. is a related party since the Company's president is an officer and director of Rally Energy Corp. In accordance with the Statement of Financial Accounting Standards number 115 (SFAS 115), the securities are classified as securities available for sale and are recorded in the accompanying balance sheet at their market value. Based upon the market price at June 30, 2002, the Company had a market value of $138,775 and an unrealized gain of $24,462, which is shown, net of deferred tax, as comprehensive income in Stockholders Equity.

The Company sold 60,000 shares during the year at a gain of $2,430.

Note 10--Common Stock

Effective in May 2002, the Company sold 4,000,000 units of common stock and stock warrants for $400,000. Each unit was priced at $0.10 with each unit composed of one share of stock and one warrant to buy a half share of stock priced at $0.10 per share. The warrants expire on November 1, 2003. The Company valued the common stock at $0.065 per share and the warrants at $0.035 each. After deducting $33,829 for costs of issuance, $4,000 was allocated to the par value of the stock, $267,001 was allocated to additional paid in capital, and $94,740 was allocated to the warrants.

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


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:


Blair Coady            President and Director since February 18,1999.

Greg Isenor            Vice President and Director since October 2001

Brian P. Bradbury      Director since October 2001

Aubrey A. Palmeter.    Director since April 2002


Blair Coady. Mr. Coady is 63 years of age. Since June 2001 to present, Mr. Coady has served as an officer and director of Rally Energy Corporation, a publicly held company engaged in oil and gas exploration. See: Item 12, Certain Relationships and Related Transactions. Mr. Coady commits approximately eighty percent of his time to Rally's operations. Mr. Coady served as the President and Chairman of the Board of Wolf Industries, Inc., a publicly held management company with interests in the oil and gas industry, from August 1996 to April 1998. From October 1996 to February 2001. Mr. Coady was the President and Chief Executive Officer of Calgary Chemical, a privately-held custom blender of petroleum production chemicals. From May 1999 to June 2001, Mr. Coady has served as a director of Autoco.com Inc., a publicly held corporation. From 1992 to 1995 Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

Brian P. Bradbury. Mr. Bradbury is 42 years of age. He holds a Bachelors Degree in Commerce from St. Mary's University, 1982, and a Degree in Public Relations from Mount St. Vincent University, 1984. Since 1996, Mr. Bradbury has been Vice President of Corporate Finance and Investor Relations with American Manor Enterprises, Inc., a Dartmouth, Nova Scotia, publicly traded natural resources company traded on the TSX Venture Exchange.

Greg Isenor. Mr. Isenor is 55 years of age. Mr. Isenor holds a Bachelor of Science degree in Geology from Acadia University. Since June 2001 to the present Mr. Isenor has consulted to various companies including PEGA Gas Alliance, EnCana, EOG Resources, Maritimes & Northeast Pipelines and LXL Consulting on various land and geological projects. From June 1999 to June 2001 Mr. Isenor worked as a Land Agent for Maritimes & Northeast Pipelines in Nova Scotia. From December 1998 to June 1999 Mr. Isenor worked with Prince Edward Gas compiling a geological report on the gas potential of Prince Edward Island. From September 1996 to December 1998 Mr. Isenor was Vice President of Exploration for Kaoclay Resources Inc., a kaolin exploration company in Nova Scotia, Canada and Georgia, USA. From March 1996 to September 1996 he worked in Kazakstan on gold exploration projects for Central Asia Goldfields.

Aubrey A. Palmeter. Mr. Palmeter is a professional engineer is 45 years of age. He holds Bachelor of Science degrees in mathematics and physics from Acadia University, 1978and a civil engineering degree from the Technical University of Nova Scotia, 1980. Mr. Palmeter also holds an MBA degree from Dalhousie University, 1986. Since March 2002, Mr. Palmeter has been president and chief executive officer of Whitman Benn E&C Services Ltd., an engineering and construction company based in Halifax, Nova Scotia. He was Vice President & General Manager of Amec, Inc., an international engineering firm from February 1999 to March 2002. From August 1996 to February 1999, Mr. Palmeter was President and Chief Executive Officer of Whitman Benn Group, an architectural and engineering firm in Halifax, Nova Scotia. Mr. Palmeter currently serves on Rally Energy Corp.'s Board of Directors. Mr. Palmeter has extensive commercial and policy experience in Atlantic Canada and international industrial projects. His experience includes finance, oil and gas exploration, development and production as well as onshore and offshore pipelines and power generation. He has acted as advisor to the Government of Nova Scotia and several power producers and universities in Atlantic Canada.


PROMOTERS

The Company's Director, Blair Coady, is the Company's founder and promoter. Darrin Campbell, President of CMB Energy Corp., may also be considered a promoter of the Company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 100 of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. CMB Energy was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act (November 5, 1999). To the best knowledge and belief of the Company, CMB Energy has not made a timely filing on Form 3. Other that CMB Energy Corp., to the best of the Company's knowledge there are no others who own 10% or more of the Company's registered equity securities.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table shows for the fiscal years ending June 30, 2000, 2001 and 2002, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year.

------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                                                                  |    Long Term Compensation        |
                                                                  |                                  |
------------------------------------------------------------------------------------------------------
                                 |     Annual Compensation        |    Awards    |        Payouts    |
                                 |                                |              |                   |
------------------------------------------------------------------------------------------------------
                                                                      Securities
                                           Salary   Other Annual      Underlying        All Other
   Name and Principle Position     Year      ($)   Compensation ($)   Options (#)     Compensation ($)
------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2002       0        0            150,000 Common             0
------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2001       0        0                  0                    0
------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2000       0        0                  0                    0
------------------------------------------------------------------------------------------------------

No executive officer earned more than $100,000 during the current fiscal year or the previous two fiscal years.


---------------------------------------------------------------------------------------
                                          Option Grants in Last Fiscal Year
---------------------------------------------------------------------------------------
                                                  Individual Grants
---------------------------------------------------------------------------------------
               Name             Number of         % of
                                  Common          Total
                                  Shares         Options
                                 Underlying     Granted to      Exercise
                                  Options       Employees in     Price      Expiration
                                Granted (#)     Fiscal Year      ($/Sh)       Date
---------------------------------------------------------------------------------------
  Blair Coady President/CEO      150,000           33%            0.10      11/01/03
---------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2001.

-------------------------------------------------------------------------------------------------------------------
                   Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
-------------------------------------------------------------------------------------------------------------------
                    Shares        Value       Number of Securities Underlying   Value of Unexercised In-the Money
                 Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name    Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------
  Blair Coady         0             0        150,000 Common Shares/Exercisable          0/Exercisable (1)
  Pres./CEO
-------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the last price at which the Company sold common stock in March 2002.


STOCK OPTION PLANS

The Company has a Stock Option Plan, entitled the "Shannon International Resources, Inc, 1999 Stock Option Plan" (the "Plan"). Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants to the Company, the opportunity to acquire a proprietary interest in the Company by the grant of options to such persons under the Plan's terms. The effective date of the plan was June 1, 1999. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 1,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. Under the Plan, total of 450,000 options have been granted.


EMPLOYMENT AGREEMENTS

Blair Coady, the Company's president and chief executive officer and director and Greg Isenor, Vice President and Director do not have employment agreements and do not presently draw a salary. However they are reimbursed for expenses incurred on Company business. The Company expects that as and when additional funding or revenue is obtained and the time the Officers devote to the Company's affairs increases, a salary and other compensation such as stock options will be adopted. It is anticipated that future compensation will be determined by a compensation committee of the Board of Directors which has not been formed as of September 30, 2002

DIRECTORS' COMPENSATION

The Company's directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information, as of September 30, 2002, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by the officer and directors of the Company based on 14,050,000 shares of common stock outstanding as of September 30, 2002 plus the number of shares underlying outstanding options.

    Name and Address of                               Common Stock           Percentage of Shares
     Beneficial Owner                Title             Ownership                  Outstanding
------------------------    -----------------------  ------------------     ------------------------

Blair Coady                   President, Director        150,000    (1)          1.0%
2900, 500-4th Av. S.W.
Calgary, AB T2P 2V6

Greg Isenor                   V. Pres., Director         275,000    (2)          1.9%
2900, 500-4th Av. S.W.
Calgary, AB T2P 2V6

Brian Bradbury                Director                   450,000    (3)          3.1%
2900, 500-4th Av. S.W.
Calgary, AB T2P 2V6

Aubrey Palmeter               Director                   900,000    (4)          6.2%
2900, 500-4th Av. S.W.
Calgary, AB T2P 2V6

Directors and Officers as a Group
(4 individuals)                                        1,775,000    (5)          12.3%

CMB Energy                  >5% Beneficial Owner       2,220,000    (6)          15.3%
McLeod Dixon
1800-121 King St.W
Toronto, ON M5H 3T9

(1)  Includes presently exercisable options to acquire up to 150,000 shares.
(2)  Includes presently exercisable options to acquire up to 100,000 shares.
(3)  Includes presently exercisable options to acquire up to 100,000 shares.
(4) Includes 800,000 shares registered in the name of Intrepid Holdings Ltd., which Mr. Palmeter controls. Also includes presently exercisable options to acquire up to 100,000 shares.
(5) Includes presently exercisable options held by all of the above officers and directors to acquire up to 450,000 shares
(6) Includes 220,000 shares registered in the name of Laughlin MacLean, but does not include 200,000 shares held by Gus MacLean, Laughlin MacLean's uncle in which he disclaims beneficial ownership. Mr. MacLean is the beneficial owner of 25% of CMB Energy. Calder Company, Ltd., a closely held corporation is also a 25% owner of CMB Energy, and Investimo S.A., a closely held corporation owns the remaining 50% of CMB Energy.

CHANGES OF CONTROL: As of June 30, 2002 and September 30, 2002, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company .


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of September 30, 2002 Mr. Coady the Company's President and a Director serves as Rally's vice president and director. Mr. Palmeter, a Company Director, is also on the Board of Directors of Rally Energy Corp. ("Rally"). Rally is a Calgary based energy company which holds, as of September 30, 2002 a fifty five percent working interest in seven exploration permits covering 642,000 acres located on-shore Prince Edward Island. These permits are the same permits in which the Company maintains an ownership interest.

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreements are dated October 22, 2001 and October 23, 2001. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., Energy Power Systems Ltd., and Osprey Energy Limited. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits:
3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      1999 Stock Option Plan (1)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement
10.8     Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10.
10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001.

(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB(file number 000-30254)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report:

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SHANNON INTERNATIONAL RESOURCES INC.
                                 (Registrant)

               By: /s/ Blair Coady
                   ------------------
               Blair Coady, President, Chief Financial Officer
               Date September 30, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    By:  /s/ Blair Coady
                         ----------------------
                         BLAIR COADY, Director
                   Date: September 30, 2002


                    By:  /s/ Greg Isenor
                         ---------------------
                         GREG ISENOR, Director
                  Date:  September 30, 2002


                    By: /s/ Aubrey Palmeter
                        ----------------------
                        AUBREY PALMETER, Director
                  Date: September 30, 2002

                    By: /s/ Brian Bradbury
                        ---------------------
                        BRIAN BRADBURY, Director

                   Date:  September 30, 2002

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Blair Coady, certify that:

     1. I have read this annual report on Form 10-KSB of Shannon International Resources Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ Blair Coady                        Subscribed and sworn to
      -----------------------------------    before me this 30th day of
      Blair Coady, President and C.E.O.      September, 2002
      (Principal Executive Officer) and
      (Principal Financial Officer)

DATE: September 30, 2002
      ------------------                      /s/ Ronda Rasnick
                                              -------------------------
                                              Notary Public
                                              My Commission Expires:
                                              5/24/2005