Form 10QSB
period 2002-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2002-11-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
(Mark One)

x    Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

          Yes ____       No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002, the Registrant had 14,050,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
          Yes ____       No X

Item 1.   Financial Statements.


                      SHANNON INTERNATIONAL RESOURCES, INC.

                                 C O N T E N T S





                                                    Page
                                                ---------------

         Balance Sheets                              F-2

         Statements of Operations                    F-3

         Statements of Cash Flows                    F-4

         Notes to Financial Statements           F-5 to F-6

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet

                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                  September 30,           June 30,
                                                                      2002                  2002
                                                                                        (See Note 1)
                                                                ------------------    ------------------
CURRENT ASSETS
   Cash                                                      $             1,575   $            17,580
   Investments in marketable securities                                   86,158               138,776
                                                                ------------------    ------------------
         Total current assets                                             87,733               156,356

Investments in unevaluated oil and gas properties                        382,561               313,012
                                                                ------------------    ------------------

         Total assets                                        $           470,294   $           469,368
                                                                ==================    ==================

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------


CURRENT LIABILITIES
   Accounts payable                                          $           169,730   $            94,944
   Shareholder advances                                                   13,769                13,769
                                                                ------------------    ------------------
         Total current liabilities                                       183,499               108,713

Deferred tax liability                                                        --                11,559
                                                                ------------------    ------------------

         Total liabilities                                               183,499               120,272
                                                                ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
      authorized; 14,050,000
      and 10,050,000 shares issued
      and outstanding at June 30, 2002 and 2001                           14,050                14,050
   Additional paid-in capital                                            349,750               349,750
   Common stock warrants                                                  94,740                94,740
   Deficit accumulated during development stage                         (152,153)             (130,911)
   Accumulated other comprehensive income (loss)                         (19,592)               21,467
                                                                ------------------    ------------------
         Total stockholders' equity                                      286,795               349,096

Total liabilities and stockholders' equity                   $           470,294   $           469,368
                                                                ==================    ==================



        The accompanying notes are an integral part of these statements
                                      F-1

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations



                                   (Unaudited)

                                                                              February 7, 1999
                                                                               (Inception) to
                                                     Three Months Ended         September 30,
                                                        September 30,
                                                    2002             2001           2002
                                              --------------  --------------     -------------
Expenses
     Administrative costs                           8,868               32       $    62,976
     Consulting                                        --               --            29,206
     Professional fees                             10,215            2,509            56,457
     Currency exchange                                 --               --             3,600
                                               -------------- ---------------     ------------
         Total expenses                            19,083            2,541           152,239
                                               -------------- ---------------     ------------

(Loss) from operations                            (19,083)          (2,541)         (152,239)

Other Income and Expenses:
     Interest expense                              (2,159)              --            (2,344)
     Gain on sale of investments                       --               --             2,430

                                               -------------- ---------------     ------------

Net (loss)                                        (21,242)          (2,541)   $     (152,153)
                                               ============== ===============     ============

Net (loss) per share                                    *                *    $         (.01)

Weighted number of shares
outstanding                                    14,050,000       10,000,000        11,047,000

*  Less than $.01


Other comprehensive income:
     Net (loss)                                   (21,242)          (2,541)   $     (152,153)
     Unrealized loss on marketable
       securities                                 (52,618)              --           (19,592)
                                               -------------- ---------------     ------------
Total other comprehensive
     income (loss)                                (73,860)          (2,541)   $      171,746
                                               ============== ===============     ============




        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)


                                                                                                               Inception
                                                            Three Months      Three Months    (February 17,
                                                                Ended             Ended          1999) to
                                                            September 30,     September 30,    September 30
                                                                2002              2001             2002
                                                            -------------    --------------   -------------
Operating activities:
   Net (loss)                                               $  (21,242)       $   (2,815)   $   (152,153)
   Change in assets and liabilities:
      Accounts payable and advances                             74,786             4,432         177,160
   Gain on sales of investments                                     --                --          (2,430)
                                                            -------------    --------------   -------------
        Net cash used for operating activities                  53,544            (1,617)         22,577

Investing activities:
  Acquisition of oil and gas properties                        (69,549)               --        (352,561)
  Purchase of marketable securities                                 --                --        (125,368)
  Sale of marketable securities                                     --                --          22,048
                                                            --------------   --------------   -------------
    Net cash (used by) investing activities                    (69,546)               --        (455,881)

Financing activities:
  Common stock and warrants                                         --                --         428,540
  Receipts from loans receivable                                    --                --           6,339
                                                            --------------   --------------   -------------
    Net cash provided by financing activities                       --                --         434,879

Net change in cash and cash equivalents                         16,005             1,617           1,575

Cash at beginning of period                                     17,580                60              --
                                                            --------------   --------------   -------------
Cash at end of period:                                      $    1,575        $    1,677    $      1,575
                                                            ==============   ==============   =============

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                                $       --         $      --    $         --
    Income taxes                                            $       --         $      --    $         --

  Noncash investing and financing activities
    Issuance of 770,000 shares of common
       stock for services                                   $       --         $      --    $      7,700
    Issuance of 2,000,000 shares of common
       stock for oil and gas properties                     $       --         $      --    $     30,000
    Issuance of 50,000 shares of common
       stock for services                                   $       --         $      --    $      2,500




       The accompanying notes are an integral part of these statements.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)



Note 1 - Management's Statement

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2002, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. Filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Shannon International Resources, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown at June 30, 2002 are based upon the June 30, 2002 audited financial statements.


Note 2 - Summary of Significant Accounting Policies

Organization

The Company was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year-end.

The Corporation's primary business activity is the acquisition, exploration, development and production of properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Corporation is in the development stage as its operations principally involve oil and gas activities and they have no revenue from oil and gas activities.



        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)


Note 3 - Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional capital to further develop the Company's properties or locate a business combination candidate.

Note 4 -Comprehensive Loss

As of July 31, 2002, the Company's investment in marketable securities, had a reduction in its market value resulting in a loss which is shown as Comprehensive loss in the Balance Sheet. The effect of the loss since June 30, 2002 was to reduce the accumulated other comprehensive income at June 30, 2002 of $21,467 to an accumulated other comprehensive loss of $19,592 at September 30, 2002. The amount of gain at June 30, 2002 was net of deferred income taxes. However, the deferred tax asset relating to the loss at September 30, 2002 has been reserved with the entire loss in market value being shown as accumulated other comprehensive loss.



        The accompanying notes are an integral part of these statements

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


PLAN OF OPERATION

As of September 30, 2002, the Company had current assets of $1,575 in cash. The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements to provide the necessary equipment and personnel to begin exploration of the joint lands. The Company will not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds to participate in drilling activities of the Working Interests.

The Company has two operating agreements with joint operating partners whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and Osprey Energy Limited. The division of costs and expenses for Permit 96-06 is Rally Energy Corp., fifty-five percent, Osprey Energy Limited, ten percent, CMB Energy Corp., ten percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.

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

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. It is planned that an initial program of up to five wells will be initiated prior to the end of 2002, with the exact locations to be determined by early December 2002.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of such a program is approximately Cdn.$3,500,000, of which the Company may be expected to provide up to Cdn.$700,000. The Company intends to raise sufficient additional capital through the private placement or public offering of securities. During the fiscal year ended June 30, 2002, the Company sold 4 million units at a price of U.S. $0.10 per unit for gross proceeds of $400,000, plus additional proceeds to the extent that warrants accompanying these units are exercised. Each unit consisted of one common share plus one-half common share purchase warrant. One full warrant plus U.S. $0.20 is exercisable into one additional common share up to November 1, 2003. These proceeds have been applied to acquire the Additional Interests and to participate with the Company's joint operating partners in the planning, development and exploration of the interests.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

RESULTS OF OPERATIONS

During the three months ended September 30, 2002, the Company had a net loss of $21,242 compared to a net loss of $2,541 for the three months ended September 30, 2001. Since the Company has not generated any revenue to date, the Company's net loss for each period is equal to its general and administrative expenses incurred during the period.


LIQUIDITY

The Company anticipates meeting its immediate capital needs to finance the development program on the Working Interest and the Additional Interest. At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $1,575 in cash and other current assets of $86,158 in marketable securities as of September 30, 2002.

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

Item 2.   Changes in Securities.  None


Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security
          Holders.
          None.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

REGULATION
    S-B      EXHIBIT
  NUMBER

3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      1999 Stock Option Plan (2)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement (3)
10.8     Oil and Natural Gas
         Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9  Joint Operating Agreements dated October 22, 2001
      and October 23, 2001. (3)

(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB(file number 000-30254)

(2) Incorporated by reference to the exhibits to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000(file number 000-30254).

(3) Incorporated by reference to the exhibits to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002(file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

          None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  November 12, 2002

By: /s/ BLAIR COADY
Blair Coady, President, Director
and Principal Financial Officer

  Certification of Principal Executive Officer and Principal Financial Officer
                        Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Blair Coady, certify that:

     1. I have read this quarterly report on Form 10-QSB of Shannon International Resources Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:

          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;

          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and

          (d) have presented in the report my conclusions about the effectiveness of their internaldisclosure controls and procedures based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-


          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.


     For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.




BY:   /s/ Blair Coady                           Subscribed and sworn to
      -----------------------------------       before me this 14th day of
      Blair Coady, President and C.E.O.         November, 2002
      (Principal Executive Officer) and
         (Principal Financial Officer)

DATE: November 14, 2002
                                              /s/ Ronda Rasnick
                                              -------------------------
                                              Notary Public

                                              My Commission Expires:
                                              May 24, 2005