Form 10QSB
period 2002-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-02-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2002

[ ] Transition  report  under  Section  13  or  15(d)  of  the
Securities Exchange Act

For the transition period from _________ to ____________

Commission file number:  000-30254



                      SHANNON INTERNATIONAL RESOURCES INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                    98-02049656
   -------------------------------                   ------------------
  (State or other Jurisdiction                         (IRS Employer
  of Incorporation or Organization)                  Identification No.)

              2000, 715 5th Avenue, S.W., Calgary, Alberta T2P 2X6
              -----------------------------------------------------
              (Address of Principal Executive Offices)    (Zip Code)


                                 (403) 538-3706
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


               2900, 500 4th Avenue S.W., Calgary, Alberta T2P2V6
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)



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

          Yes ____       No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2003, the Registrant had 14,925,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
          Yes ____       No X

                                       F-2
Item 1.   Financial Statements.






                      SHANNON INTERNATIONAL RESOURCES, INC.

                              Financial STATEMENTS

                                 C O N T E N T S





                                                                  Page
                                                             ----------------

         Balance Sheets                                            F-2

         Statements of Operations                              F-3 to F-4

         Statements of Cash Flows                                  F-5

         Notes to Financial Statements                         F-6 to F-7

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet

                                   (Unaudited)

                                     ASSETS



                                                                                December 31,  June 30,
                                                                                    2002        2002
                                                                                            (See Note 1)
                                                                               -----------  ------------
CURRENT ASSETS
   Cash                                                                          $     894    $  17,580
   Account Receivable                                                               23,274           --
   Investments in marketable securities                                            291,838      138,776
                                                                                 ---------    ---------
         Total current assets                                                      316,006      156,356

Investments in unevaluated oil and gas properties                                  386,975      313,012
                                                                                 ---------    ---------

         Total assets                                                            $ 702,981    $ 469,368
                                                                                 =========    =========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $ 173,023    $  94,944
   Drilling participation payable                                                  114,643           --
   Deferred tax liability                                                           43,624       11,559
   Shareholder advances                                                             13,769       13,769
                                                                                 ---------    ---------
         Total current liabilities                                                 301,435      120,272
                                                                                 ---------    ---------

         Total liabilities                                                         345,059      120,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 14,050,000 and 10,050,000 shares issued
     and outstanding at June 30, 2002 and 2001                                      14,050       14,050
   Additional paid-in capital                                                      349,750      349,750
   Common stock warrants                                                            94,740       94,740
   Deficit accumulated during development stage                                   (118,417)    (130,911)
   Accumulated other comprehensive income (loss)                                    61,423       21,467
                                                                                 ---------    ---------
         Total stockholders' equity                                                401,546      349,096

Total liabilities and stockholders' equity                                       $ 702,981    $ 469,368
                                                                                 =========    =========


        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Operations



                                   (Unaudited)


                                                                                                                 February 7, 1999
                                                                                                                  (Inception) to
                                               Three Months Ended December 31,   Six Months Ended December 31,       December 31,
                                               -------------------------------   -----------------------------  -----------------
                                                     2002             2001            2002         2001                2002
                                               -------------     --------------      -------    ---------       -----------------
Expenses
     Administrative costs                      $    1,345       $      306         $  4,288    $     338         $        60,015
     Consulting                                        --               --               --           --                  29,206
     Rent                                             307               --              307           --                     307
     Professional fees                              7,294            6,562           21,128        9,101                  65,751
     Travel                                         4,097               --            8,383           --                   8,383
     Currency exchange                              1,452               --            1,452                                5,052
                                              -------------    -------------    --------------   ----------     ----------------
         Total expenses                            16,475            6,868           35,558        9,439                 168,714
                                              -------------    -------------    --------------   ----------     ----------------

Income (loss) from operations                     (16,475)          (6,868)         (35,558)      (9,439)               (168,714)

Other Income and Expenses:
     Interest expense                              (2,441)              --           (4,600)          --                  (4,785)
     Gain on sale of investments                    9,027               --            9,027           --                  11,457
                                              -------------    -------------    --------------   ----------     -----------------
     Loss before income taxes                       9,889           (6,868)          31,131       (9,439)               (162,042)
     Provision (reduction) for income taxes       (43,624)              --          (43,624)          --                  43,624


Net (loss)                                    $    33,735      $    (6,868)     $    12,493      $(9,439)        $      (118,417)
                                              =============    =============    ==============   ----------     =================

Net (loss) per share
                                              $         *      $         *      $         *      $     *         $         (.01)

Weighted number of shares
outstanding                                    10,050,000       10,050,000       10,050,000   10,050,000             11,048,000

*  Less than $.01



        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                       Statements of Operations, Continued




                                   (Unaudited)


                                                                                                                  (Inception) to
                                               Three Months Ended December 31,   Six Months Ended December 31,       December 31,
                                               -------------------------------   -----------------------------  -----------------
                                                     2002             2001            2002         2001                2002
                                               -------------     --------------      -------    ---------       -----------------
Other comprehensive income:
     Net income (loss)                          $   33,735       $  (6,868)        $12,493      $(9,438)          $  (118,417)
     Unrealized gain (loss) on marketable
       securities, net of deferred income
taxes                                               81,015              --         (39,776)          --                61,423
                                                ----------       ---------       ---------    ----------          -----------
 Total other comprehensive                       $  114,750       $  (6,868)       $(52,269)    $ (9,438)          $  (56,994)
     income (loss)
                                                ===========      =========       =========    ==========          ===========



       The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows



                                   (Unaudited)

                                                                                                               Inception
                                                     Six Months  Six Months Ended  (February 17,
                                                       Ended       December 31,       1999) to
                                                    December 31,       2001         December 31,
                                                        2002                            2002
                                                   ------------- ----------------  --------------
Operating activities:
  Net income (loss)                                 $  12,494        $(9,439)        $(118,417)
  Reconciling adjustments:
  Currency loss on investment in marketable
   securities                                             248             --               248
  Change in operating assets and liabilities:
   Accounts payable and advances                      118,759          6,932           221,133
   Gain on sale of investments                         (9,027)            --           (11,457)
   Deferred income tax benefit                        (43,624)            --           (43,624)
                                                    ---------        -------         ---------
    Net cash used for operating activities             78,850         (2,507)           47,883

Investing activities:
  Acquisition of oil and gas properties                    --           (923)         (283,072)
  Purchase of marketable securities                   (95,536)            --          (220,904)
  Sale of marketable securities                            --             --            22,048
                                                    ---------        -------         ---------
   Net cash (used by) investing activities            (95,536)          (923)         (481,868)

Financing activities:
  Cash received for shares to be issued                    --          5,000                --
  Common stock and warrants                                --             --           428,540
  Receipts from loans receivable                           --             --             6,339
                                                    ---------        -------         ---------
   Net cash provided by financing activities               --          5,000           434,879

Net change in cash and cash equivalents               (16,686)         1,570               894

Cash at beginning of period                            17,580             60                --
                                                    ---------        -------         ---------
Cash at end of period                               $     894        $ 1,630         $     894
                                                    =========        =======         =========

Supplemental disclosure of cash flow Information:

  Cash paid during the period for -
   Interest                                         $      --      $    --         $      --
                                                    ---------      -------         ---------
   Income taxes                                     $      --      $    --         $      --
                                                    ---------      -------         ---------

Supplemental schedule of noncash investing
  and financing activities
  Issuance of 770,000 shares of common
   stock for services                               $      --      $    --         $   7,700
  Issuance of 2,000,000 shares of common
   stock for oil and gas properties                 $      --      $    --         $  30,000
  Issuance of 50,000 shares of common
   stock for services                               $      --      $    --         $   2,500
  Uncollected sale of marketable securities         $  23,274      $    --         $  23,274




       The accompanying notes are an integral part of these statements.

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

Certain comparative figures have been reclassified to conform with the current presentation.


Note 2 - Basis of Presentation

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

Note 3 - Income Taxes

The company has adopted Statement for Financial Accounting Standards Number 109, Accounting for income taxes.

An income tax benefit $43,624 is shown in the accompanying statement of operations for the three and six months ending December 31, 2002 resulting from an expected utilization of net operating loss carryforwards of approximately $124,600. The amount equals the deferred tax liability arising from the unrealized gain of marketable securities of $105,047.

The Company's net deferred tax asset in excess of deferred tax liability as of December 31, 2002 is as follows:

     Deferred tax asset resulting from loss carry forwards          $   49,015
     Valuation allowance from loss carry forwards not utilized          (5,391)
     Deferred tax liability from unrealized gain                        43,624
                                                                    ----------
     Net deferred tax asset in excess of deferred tax liability     $        0

Note 4 - Participation Agreement

On November 22, 2002, the Company entered into an agreement providing for a party to earn a participation in the drilling, completing and or abandonment of the first two test wells of the Company's 25 % working interest in Oil and Gas Permit 96-06. An expenditure of drilling and completion costs of $114,643 for the payment of the Company's costs of drilling and completion will earn the party 3% of the Company's 25%. Thereafter, the party will pay its proportionate share of costs in excess of the stated amount.

At December 31, 2002, the full amount had been paid and is shown as a current liability.

Note 5 - Subsequent Events

Subsequent to December 31, 2002, warrants for the Company's common stock, totaling 875,000 shares were exercised for $175,000. The Company's outstanding common stock totaled 14,925,000 after issuing the shares for the exercised warrants.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


OVERVIEW

The Company holds a 22% Working Interest in one permit (96-06) and a further five percent Working Interest in six additional permits ((96-04, 96-05, 96-07, 96-08, 96-09, 96-10)granting the exclusive right to carry out geological-geophysical work and exploratory drilling for all petroleum, natural gas and coalbed methane gas in the areas of the permits located in Prince Edward Island, Canada. See "Item 1. Description of Business."

The Company intends to follow the full cost method of accounting for oil and gas properties. The Company is deemed to be in the planning and development stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proven reserves, are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a ten percent interest rate of future net revenues from proven reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves or oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.


PLAN OF OPERATION

As of December 31, 2002, the Company had current assets of $316,006. The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements to provide the necessary equipment and personnel to begin exploration of the joint lands. The Company will be able to satisfy its cash requirements for its current drilling commitments. However it may have to raise additional funds to participate in drilling activities beyond the current drilling program on the Working Interests.

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties and the division of costs and expenses for Permit 96-06 is Rally Energy Corp., fifty-five percent, Osprey Energy Limited, ten percent, CMB Energy Corp., ten percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property. The Company holds three percent of its working interest in trust for American Manor Enterprises Inc., pursuant to the Participation Agreement dated November 22, 2002 whereby the Company farmed out the three percent to American Manor Enterprises Inc., in consideration of $180,000 Cdn., paid to complete the Company's cost of drilling, completing or abandoning the first two test wells.

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

There has been drilling activity in the general area of the Company's Working Interests, which has created increased interest in the exploration of the Company's Working Interests. Through the Joint Operating Agreements an exploratory drilling program has been established. This program is expected to provide for the drilling of up to five exploration or test wells to determine whether there is sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify further development and production.

As of December 31, 2002, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was initiated to supplement the 1200 kilometers existing seismic data. This data provided information relevant to finalization of the first two locations for the first two planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. It is planned that an initial program of up to five wells will be initiated prior to the end of February 2003, with the exact locations of the first two well having already been determined.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of such a program is approximately Cdn.$3,500,000, of which the Company may be expected to provide up to Cdn.$875,000. The Company intends to raise sufficient additional capital through the private placement or public offering of securities. During the fiscal year ended June 30, 2002, the Company sold 4 million units at a price of $0.10 per unit for gross proceeds of $400,000, plus additional proceeds to the extent that warrants accompanying these units are exercised. Each unit consisted of one common share plus one-half common share purchase warrant. One full warrant plus U.S. $0.20 is exercisable into one additional common share up to November 1, 2003. These proceeds have been applied to acquire the Additional Interests and to participate with the Company's joint operating partners in the planning, development and exploration of the Working Interests.

In February 2003, the Company issued 875,000 shares of common stock upon the exercise of warrants for gross proceeds of $175,000. These proceeds are being applied to the Company's share of the costs of the exploration program.

In the event the Company is unable to pay its obligations under its existing Working Interests, its Working Interests can be proportionally reduced in favor of whatever joint operating partner or other party pays the delinquent amount. Each joint operating partner must approve the expenditures and provide funding in order to remain a joint operating partner. The approval for expenditures sets forth the specific costs for development of the program , site preparation and drilling for the exploratory wells and these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

On January 23, 2003, the Company's common stock began trading on the NASD Over-the-Counter Bulletin Board Market under the symbol SHIR.


SIX MONTHS ENDED DECEMBER 31, 2002, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001.

RESULTS OF OPERATIONS

During the six months ended December 31, 2002, the Company had a net profit of $12,493 compared to a net loss of $9,439 for the six months ended December 31, 2001. For the three month period ended December 31, 2002, the Company had a net profit of $33,735 compared to a net loss of $6,868 for the three months ended December 31, 2001.


LIQUIDITY

The Company anticipates meeting its immediate capital needs to finance the development program on the Working Interest and the Additional Interest. At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $894 in cash and other current assets of $291,838 in marketable securities as of December 31, 2002. During the quarter ended December 31, 2002, the Company realized a gain of $9,027 on the sale of a portion of its marketable securities and recorded an unrealized gain of $81,015 on its marketable securities as a result of the increase in market value for the securities over the purchase price.

The Company believes that as a result of the commencement of a public market for its common stock and the progress of the exploration program, its ability to sell equity securities to raise capital is improved. The Company believes such sales may be both through the exercise of outstanding common stock purchase warrants in the amount of $225,000 for 1,125,000 shares at $0.20 per share and through further private placements of its securities.

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

Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

In February 2003 the Company issued 875,000 shares of common stock upon the exercise of outstanding warrants to acquire common stock at $0.20 per share. The shares were exercised by four warrant holders.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to existing warrant holders who were provided all of the current public information available on the Company.


Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

REGULATION
   S-B    EXHIBIT
 NUMBER

3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      1999 Stock Option Plan (2)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement (3)
10.8     Oil and Natural Gas
         Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9     Joint Operating Agreements dated October 22, 2001
         and October 23, 2001. (3)
10.10    Participation Agreement
99.1     Sarbanes Oxley Section 906 Certification

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


SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  February 12, 2003

By: /s/ BLAIR COADY
--------------------------------
Blair Coady, President, Director
and Principal Financial Officer

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

1. I have read this quarterly report on Form 10-QSB of Shannon International Resources Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I am:

          (a) responsible for establishing and maintaining internal disclosure controls and procedures for the company; (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared; (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the board of directors:

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


BY:   /s/ Blair Coady                        Subscribed and sworn to
      -----------------------------------    before me this 12th day of
      Blair Coady, President and C.E.O.      February 2003
      (Principal Executive Officer) and
         (Principal Financial Officer)       /s/ Ronda L. Rasnick
                                             --------------------
                                             Notary Public
                                             DATE: February 12, 2003

                                             My Commission Expires: 05/24/05