Form 10QSB/A
period 2002-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-02-26
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (check one):
          Yes ____       No X

EXPLANATORY NOTE ON AMENDMENT.

The Registrant has filed this amendment to correct a mathematical error in the Current Liabilities Section of the Balance Sheet. The Registrant has amended
Item 1. Financial Statements which are reproduced in total.




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

         Statements of Operations                              F-3 to F-4

         Statements of Cash Flows                                  F-5

         Notes to Financial Statements                         F-6 to F-7

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet

                                   (Unaudited)

                                     ASSETS



                                                                                December 31,  June 30,
                                                                                    2002        2002
                                                                                            (See Note 1)
                                                                               -----------  ------------
CURRENT ASSETS
   Cash                                                                          $     894    $  17,580
   Account Receivable                                                               23,274           --
   Investments in marketable securities                                            291,838      138,776
                                                                                 ---------    ---------
         Total current assets                                                      316,006      156,356

Investments in unevaluated oil and gas properties                                  386,975      313,012
                                                                                 ---------    ---------

         Total assets                                                            $ 702,981    $ 469,368
                                                                                 =========    =========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $ 173,023    $  94,944
   Drilling participation payable                                                  114,643           --
   Deferred tax liability                                                           43,624       11,559
   Shareholder advances                                                             13,769       13,769
                                                                                 ---------    ---------

         Total current liabilities                                                 345,059      120,272
                                                                                 ---------    ---------

         Total liabilities                                                         345,059      120,272

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

DATE:  February 24, 2003

By: /s/ BLAIR COADY
--------------------------------
Blair Coady, President, Director
and Principal Financial Officer