Form 10QSB
period 2003-03-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-05-15
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the nine month period ended March 31, 2003

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


              2000, 715 5th Avenue, S.W., Calgary, Alberta T2P 2X6
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (403) 538-3706
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               2900, 500 4th Avenue S.W., Calgary, Alberta T2P2V6
       -------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed from
                                  Last Report)

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

     Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2003, the Registrant had 15,125,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

    Yes ____       No X

Item 1.   Financial Statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.

                                 C O N T E N T S

                                                      Page
                                                 ----------------

         Balance Sheets                                F-2

         Statements of Operations                  F-3 to F-4

         Statements of Cash Flows                  F-5 to F-6

         Notes to Financial Statements             F-7 to F-8

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                                  March 31,     June 30,
                                                                                    2003          2002
                                                                                (Unaudited)  (See Note 1)

CURRENT ASSETS
   Cash                                                                          $  16,528    $  17,580
   Account Receivable                                                                   --           --
   Investments in marketable securities                                            293,966      138,776
                                                                                 ---------    ---------
         Total current assets                                                      310,494      156,356
                                                                                 ---------    ---------
Furniture and Fixtures                                                               1,344           --
Investments in unevaluated oil and gas properties                                  577,693      313,012
                                                                                 ---------    ---------
Total Fixed Assets                                                                 579,037      313,012
                                                                                 ---------    ---------

         Total assets                                                            $ 889,531    $ 469,368
                                                                                 =========    =========


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $  85,172    $  94,944
   Drilling participation payable                                                   53,485           --
   Deferred tax liability                                                               --       11,559
   Shareholder advances                                                            113,769       13,769
                                                                                 ---------    ---------
         Total current liabilities                                                 252,426      120,272
                                                                                 ---------    ---------

         Total liabilities                                                         252,426      120,272
                                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
      authorized; 15,125,000 and 14,050,000 shares issued
      and outstanding at March 31, 2003 and June 30, 2002                           15,125       14,050
   Additional paid-in capital                                                      563,675      349,750
   Common stock warrants                                                            94,740       94,740
   Deficit accumulated during development stage                                   (110,711)    (130,911)
   Accumulated other comprehensive income (loss)                                    74,276       21,467
                                                                                 ---------    ---------
         Total stockholders' equity                                                637,105      349,096
                                                                                 ---------    ---------

Total liabilities and stockholders' equity                                       $ 889,531    $ 469,368
                                                                                 =========    =========




        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                            Statements of Operations

                                   (Unaudited)




                                                                                                                 February 7,
                                                                                                                    1999
                                              Three Months Ended March 31,      Nine Months Ended March 31,    (Inception) to
                                              -----------------------------     ---------------------------       March 31,
                                                   2003             2002           2003              2002            2003
                                              ------------     ------------     ----------     ------------   ----------------
Expenses
     Administrative costs                     $      4,391    $     29,517      $    8,677     $    41,606      $   64,406
     Consulting                                         --          11,276              --              --          29,206
     Rent                                              637             318             943              --             944
     Professional fees                              23,842           4,260          44,971          13,361          89,593
     Travel                                          4,430              --          12,813              --          12,813
     Currency exchange                             (17,057)             --         (15,605)             --         (12,005)
                                              ------------   -------------     -----------     -----------      ----------
         Total expenses                             16,243          45,371          51,799          54,967         184,957
                                              ------------   ------------      -----------     -----------      ----------

Income (loss) from operations                      (16,243)        (45,371)        (51,799)        (54,967)       (184,957)

Other Income and Expenses:

     Interest expense                                 (102)           (157)         (4,703)             --          (4,886)
     Gain on sale of investments                    17,131              --          26,158              --          28,588
                                              ------------   -------------     -----------    ------------    ------------
     Income (Loss) before income taxes                 786         (45,528)        (30,344)        (54,967)       (161,255)
     Income tax benefit                              6,921              --          50,544              --          50,544
                                              ------------   -------------     -----------    ------------    ------------


Net income (loss)                             $      7,707    $    (45,528)    $    20,200    $    (54,967)   $   (110,711)
                                              ============   =============     ===========    ============    ============
Net income (loss) per share
                                              $          *    $          *     $         *    $          *    $       (.01)

Weighted number of shares
outstanding                                     14,766,667      10,050,000      14,265,000      10,050,000      10,562,000

*  Less than $.01



        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (A Development Stage Company)
                       Statements of Operations, Continued

                                   (Unaudited)



                                                                                                                February 7,
                                                                                                                    1999
                                              Three Months Ended March 31,      Nine Months Ended March 31,    (Inception) to
                                              -----------------------------     ---------------------------       March 31,
                                                   2003             2002           2003              2002            2003
                                              ------------     ------------     ----------     ------------   ---------------
Other comprehensive income:
     Net income (loss)                        $      7,707     $   (42,524)     $   20,200     $   (54,967)    $   (110,711)
     Unrealized gain (loss) on marketable
       securities, net of deferred income
       taxes                                        12,853          23,381         (26,923)         23,381           74,276
                                              ------------     -----------      ----------     -----------     ------------
Total other comprehensive                     $     20,560    $    (19,143)     $   (6,723)    $   (31,586)    $    (36,435)
     income (loss)
                                              ============    ============      ==========     ===========     ============



         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)




                                                                            Inception
                                                 Nine Months  Nine Months  (February 17,
                                                    Ended        Ended        1999) to
                                                  March 31,    March 31,      March 31,
                                                     2003        2002            2003
                                                 ------------ -----------  --------------

Operating activities:
  Net income (loss)                               $  20,200    $ (54,967)   $(110,711)
  Reconciling adjustments:
    Currency income on investment in marketable
securities                                           15,604           --       15,604
    Gain on Sale of Stock                            26,158           --       23,728
    Deferred income tax benefit                     (11,559)          --      (11,559)
  Change in assets and liabilities:
   Accounts payable and advances                     43,713       27,424      146,087
   Operator Advances                                     --      (11,832)          --
   Prepaid expenses                                      --           --           --
                                                  ---------    ---------    ---------
    Net cash used for operating activities           94,116      (39,375)      63,149

Investing activities:

  Acquisition of oil and gas properties            (264,681)    (190,368)    (547,693)
  Acquisition of furniture and fixtures              (1,344)      (1,344)
  Investing in marketable securities               (155,190)    (123,306)    (280,588)
  Loans receivable                                       --           --           --
  Sales of marketable securities                         --           --       22,048
                                                  ---------    ---------    ---------
   Net cash (used by) investing activities         (421,215)    (313,674)    (807,577)

Financing activities:

  Common stock issued for services                       --           --      428,540
  Cash received for shares sold                     215,000      366,171      215,000
  Loans from shareholder                            100,000           --      106,339
                                                  ---------    ---------    ---------
   Net cash provided by financing activities        315,000      366,171      749,879
                                                  ---------    ---------    ---------
Gain (loss) on foreign currency translation          11,047       (1,081)      11,077
                                                  ---------    ---------    ---------


Net change in cash and cash equivalents              (1,052)      12,041       16,528

Cash at beginning of period                          17,580           60           --
                                                  ---------    ---------    ---------
                                                  ---------    ---------    ---------
Cash at end of period                             $  16,528    $  12,101    $  16,528
                                                  =========    =========    =========

Supplemental disclosure of cash flow Information:

  Cash paid during the period for -
   Interest                                       $      --    $      --    $     --
   Income taxes                                   $      --    $      --    $     --



        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                       Statements of Cash Flows, Continued


                                   (Unaudited)

                                                                                                               Inception
                                                                 Nine Months            Nine Months          (February 17,
                                                                    Ended                  Ended                1999) to
                                                                  March 31,            March 31, 2002          March  31,
                                                                     2003                                         2003
                                                               -----------------      -----------------     -----------------
Supplemental schedule of noncash investing
  and financing activities
  Issuance of 770,000 shares of common
   stock for services                                           $        --              $       --            $    7,700
  Issuance of 2,000,000 shares of common
   stock for oil and gas properties                             $        --              $       --            $   30,000
  Issuance of 50,000 shares of common
   stock for services                                           $        --              $       --            $    2,500





        The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003



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

Certain comparative figures have been classified to conform with the current presentation.


Note 2 - Income Taxes

The company has adopted Statement for Financial Accounting Standards Number 109, Accounting for income taxes.

An income tax benefit $50,544 is shown in the accompanying statement of operations for the three and six months ending December 31, 2002 resulting from an expected utilization of net operating loss carryforwards of approximately $110,700 equaling the deferred tax liability arising from the unrealized gain of marketable securities.

The Company's deferred tax asset in excess of a valuation allowance as of March 31, 2002 is as follows:

     Deferred tax asset resulting from loss carry forwards                     $       50,544
     Valuation allowance from loss carry forwards not utilized                             --
                                                                                   -------------
     Net deferred tax asset                                                    $       50,544

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003



                                   (Unaudited)


Note 3 - Participation Agreement

On November 22, 2002, the Company entered into an agreement providing for a party to earn a participation .in the drilling, completing and or abandonment of the first two test wells of the Company's 25 % working interest in Oil and Gas Permit 96-06. An expenditure of drilling and completion costs of $114,643 for the payment of the Company's costs of drilling and completion will earn the party 3% of the Company's 25%. Thereafter, the party will pay its proportionate share of costs in excess of the stated amount.

The first well was drilled and abandoned during March 2003. A total of $53,485 of the amount received is deferred for allocation of the second well expected to commence drilling during May 2003.

Note 4 - Common Stock

Subsequent to December 31, 2002, warrants for the Company's common stock, totaling 1,075,000 shares were exercised for $215,000. The Company's outstanding common stock totaled 15,125,000 after issuing the shares for the exercised warrants.

Note 5 - Shareholder Advance

The Company received a shareholder advance of $100,000, which is shown as a current liability in the accompanying financial statements. The shareholder presently intends to invest the money in the Company stock to be issued under a private placement.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


OVERVIEW

The Company holds a 22% Working Interest in one permit (96-06) and a further five percent Working Interest in six additional permits ((96-04, 96-05, 96-07, 96-08, 96-09, 96-10)granting the exclusive right to carry out geological-geophysical work and exploratory drilling for all petroleum, natural gas and coalbed methane gas in the areas in which the permits are located on Prince Edward Island, Canada.

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

PLAN OF OPERATION

As of March 31, 2003, the Company had current assets of $310,494. The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements to provide the necessary equipment and personnel to begin exploration of the joint lands. The Company will be able to satisfy its cash requirements for its current drilling commitments. However it may have to raise additional funds to participate in drilling activities beyond the current drilling program on the Working Interests.

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

The first exploratory well, Irishtown #2, of the multi-well exploration program has reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The Partners are pursuing the balance of the program and it is expected that the second well, Seaview #1 situated on a separate structure, will be drilled immediately after the road bans on moving heavy equipment in Prince Edward Island are lifted. This well is expected to spud on or about May 21, 2003.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of the program is approximately Cdn.$4,500,000, of which the Company may be expected to provide up to Cdn.$1,125,000.

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

In February 2003, the Company issued 875,000 shares of common stock upon the exercise of warrants for gross proceeds of $175,000. In May 2003 an additional 200,000 shares were issued upon the exercise of warrants in February 2003 for gross proceeds of $40,000. These proceeds are being applied to the Company's share of the costs of the exploration program.

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

On January 23, 2003, the Company's common stock began trading on the NASD Over-the-Counter Bulletin Board Market under the symbol SHIR.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002.

RESULTS OF OPERATIONS

During the nine months ended March 31, 2003, the Company had a net profit of $20,200 compared to a net loss of $54,967 for the nine months ended March 31, 2002. For the three month period ended March 31, 2003, the Company had a net profit of $7,707 compared to a net loss of $45,528 for the three months ended March 31, 2002.

The Company has allocated $61,158 of its expense to the first well and anticipates the second well to have expenses of $53,485.

LIQUIDITY

The Company anticipates meeting its immediate capital needs to finance the exploration program on the Working Interest and the Additional Interest. At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities. The Company had $16,528 in cash and other current assets of $293,966 in marketable securities as of March 31, 2003. During the quarter ended March 31, 2003, the Company realized a gain of $17,131 on the sale of a portion of its marketable securities and recorded an unrealized gain of $12,853 on its marketable securities as a result of the increase in market value for the securities over the purchase price.

The Company believes that as a result of the commencement of a public market for its common stock and the progress of the exploration program, its ability to sell equity securities to raise capital is improved. The Company believes such sales may be both through the exercise of outstanding common stock purchase warrants to acquire 925,000 shares at $0.20 per share with gross proceeds of $185,000 and through further private placements of its securities.

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

                           PART II
                      OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

In April 2003 the Company issued 200,000 shares of common stock upon the exercise of outstanding warrants to acquire common stock at $0.20 per share. The shares were exercised by one warrant holder.

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

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders.
          None.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     REGULATION

         S-B                      EXHIBIT
       NUMBER

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      1999 Stock Option Plan (2)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement (3)
10.8     Oil and Natural Gas
         Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9     Joint Operating Agreements dated October 22, 2001
         and October 23, 2001. (3)
10.10    Participation Agreement (4)

99.2     Sarbanes Oxley Section 906 Certification

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

(4) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB for the six month period ended December 31, 2002. (file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

          None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  May 14, 2003



By: /s/ BLAIR COADY
-------------------
Blair Coady, President, Director
and Principal Financial Officer

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

BY:   /s/ Blair Coady                        Subscribed and sworn to
      -----------------------------------    before me this 14th day of
      Blair Coady, President and C.E.O.      May 2003
      (Principal Executive Officer) and
      (Principal Financial Officer)
                                             /s/ Ronda Rasnick
                                             -----------------------
DATE: May 14, 2003                           Notary Public
                                             My Commission Expires: 05/24/2005