Form 10KSB
period 2003-06-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-09-29
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: 000 - 30254.

                      SHANNON INTERNATIONAL RESOURCES INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                               98-02049656
    ---------------------------               ------------------
   (State or other jurisdiction                 (IRS Employer
          of incorporation)                   Identification No.)

          Suite 2000, 715 - 5th Avenue, S.W., Calgary, Alberta  T2P 2X6
          ---------------------------------------------------- --------
               (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:(403) 538 3706

      Securities registered under Section 12(b) of the Exchange Act: NONE.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.$-0-

As of September 26, 2003, 17,217,100 shares of Common Stock of the Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant (16,847,100 shares) as of September 26, 2003: $3,874,833 (See Item 5)

          Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): YES  NO X

Exhibit index on consecutive page 23          Page 1 of 25 Pages

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

Working Interest: The interest held by a company in an oil or natural gas property, which bears its proportionate share of the costs of exploration, development and operation as well as any royalties or other production burdens.

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

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. In Permit 96-06, the Parties are the Company, CMB Energy Corp., Rally Energy Corp., and The Conquistador Trust. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, The Conquistador Trust, seven percent, CMB Energy Corp., thirteen percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property. The Company holds three percent of its working interest in trust for American Manor Enterprises Inc., pursuant to the Participation Agreement dated November 22, 2002 whereby the Company farmed out the three percent to American Manor Enterprises Inc., in consideration of $180,000 Cdn., ($114,643 US) paid to complete the Company's cost of drilling, completing or abandoning the first two test wells.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, The Conquistador Trust, seven percent, CMB Energy Corp., eight percent and Rally Energy Corp., eighty percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003, on Permit 96-06 in which the Company holds a net twenty-two percent working interest. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well, Seaview #1 situated on Permit 96-06 on a separate structure was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of two additional zones was carried out with similar results. However, upon investigation it appears that damage to the formation may have occurred and the well has been suspended pending further investigation and study with a view to successfully completing the well.

Business Of Issuer

The Company holds a further five percent Working Interest in six additional petroleum, natural gas and coalbed methane permits in Prince Edward Island, Canada. See "Item 2. Description of Property." The Working Interest in Permit 96-06 acquired from CMB Energy gives the Company the right to receive 25% of any income derived from the property covered. In exchange for the right to receive income, the Company has an obligation to pay 25% of the costs of exploration, development and production of the property. A similar right and obligation exists for the additional six permits.

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties on Permit 96-06 are the Company, CMB Energy Corp., Rally Energy Corp., and The Conquistador Trust. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, The Conquistador Trust, seven percent, CMB Energy Corp., thirteen percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property. The Company holds three percent of its working interest in trust for American Manor Enterprises Inc., pursuant to the Participation Agreement dated November 22, 2002 whereby the Company farmed out the three percent to American Manor Enterprises Inc., in consideration of $180,000 Cdn., paid to complete the Company's cost of drilling, completing or abandoning the first two test wells.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, The Conquistador Trust, seven percent, CMB Energy Corp., eight percent and Rally Energy Corp., eighty percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

The Company intends to raise additional funds as required through private equity offerings in order to fund the exploration of the Working Interests and its portion of the ongoing lease payments, described below. In February 2003, the Company issued 875,000 shares of common stock upon the exercise of warrants for gross proceeds of $175,000. In May 2003 an additional 200,000 shares were issued upon the exercise of warrants in February 2003 for gross proceeds of $40,000. In June 2003, the Company sold 1,022,024 shares of common stock in a private placement of Units at $0.25 per Unit for gross proceeds of $255,496. Each Unit consisted of one share of common stock and one common stock purchase warrant to acquire an additional share of common stock at $0.40 per share for the period ending September 30, 2004.

However there is no assurance the Company will be able to raise additional funds in the future. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

The Company and its joint operating partners are obligated to maintain the leases in good standing by the expenditure of Cdn.$32,107 per year. The Company's portion of this obligation is Cdn.$2,768. The next payment of which was due and paid on or about July 15, 2003.

The Company has no revenues from operations and will have to raise additional funds to meet its obligations with respect to the exploration program. Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of the exploration program is approximately Cdn.$4,500,000, of which the Company may be expected to provide up to Cdn.$1,125,000. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

Principal Products Or Services And Markets

The Company's principal target markets are natural gas transmission pipeline companies, utilities and private end-users, which may purchase the natural gas directly from the Company or from pipeline companies.

Competitive Business Conditions, Competitive Position In The Industry And Methods Of Competition

The Company's planned petroleum and natural gas exploration activities in Prince Edward Island are undertaken in a highly competitive and speculative business atmosphere. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into joint operating agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands. There is significant competition in the exploration business and the Company is an insignificant participant. The Company will have to raise additional capital to fully participate in the exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than the Company. Given its size and the lack of significant exploration activity on the joint lands to date, the Company may have difficulty raising additional capital in order to successfully compete in this exploration and development business.

Governmental Regulations And Environmental Laws

As of September 2003, the Company does not offer or sell any products or services and is not subject to material government regulations. However any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas permits and leases are subject to extensive regulation for the protection of the environment by the Canadian Federal Government and the Provincial Government, where the acreage is located. The Company must submit exploration and, if warranted, development plans to the Department of the Environment for the Province of Prince Edward Island for approval prior to the execution of such plans. Compliance with environmental regulation may be expected to result in Cdn.$50,000, of estimated expenses once the exploration program is implemented. Environmental protection expenses are expected to include the cost of site preparation such as road construction, fencing and earthen berms or retaining walls to contain potential overflows or spillage of oil or drilling fluids. If production is begun, the temporary measures must be made permanent, if production is not warranted, the temporary measures must be removed and the land restored to its prior condition.

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

Research And Development

As of September 26, 2003, the Company has not spent any money on research and development.

Employees

As of September 26, 2003, the Company has no full time employees. The officers and directors of the Company, do not devote all of their time to the affairs of the Company, but will be devoting such time required to effectively manage the Company.

Item 2. Description of Property.

The Company holds a net 22% Working Interest in one Permit (#96-06) and a further five percent Working Interest in six additional Permits (96-04, 96-05, 96-07, 96-08, 96-09, 96-10) in petroleum, natural gas and coalbed methane permits in Prince Edward Island, Canada. The portion of the Working Interests acquired from CMB Energy gives the Company the right to receive 25% and 5% respectively of any income derived from the property covered in the permits. In exchange for the right to receive income, the Company has an obligation to pay 25% and 5% respectively of the of exploration, development and production costs of the property. See "Item 1. Description of Business."

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

Undeveloped Acreage

As of June 30, 2002 and June 30, 2003, the Company, directly or indirectly, held undeveloped acreage as follows:

                                  June 30, 2002     June 30,2003
                                 --------------    -------------

Undeveloped Acres:

        Gross                         642,136           642,136

        Net                            55,363            55,363



Drilling Activities

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. On Permit 96-06 in which the Company holds a net twenty-two percent working interest, the first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on Permit 96-06 on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of two additional zones was carried out with similar results. It appears that damage to the formation may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

Principal Offices

The Company's offices are located at 2000, 715 5th Avenue, S.W., Calgary, Alberta T2P 2X6. The offices are approximately 400 square feet and rented from Rally Energy Corp., on a month-to-month basis at $450 per month.

Item 3. Legal Proceedings.

There is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending or, to the knowledge of the Company, threatened, against or affecting the Company, or any of its properties, business affairs or business prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                               Part II

Item 5. Market For Common Equity And Related Stockholder Matters.

The Company's common stock is listed for sale on the National Association of Securities Dealers OTC Electronic Bulletin Board and began trading in January 2003. Prior to January 2003 there was no established market for the Company's common stock.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        June 30, 2003           $0.30            $0.10
        March 31, 2003          $0.30            $0.10

As of September 26, 2003 there were 17,217,100 shares of common stock outstanding and there were approximately 65 record holders of the Company's common stock.

The Company has not declared a dividend during the fiscal year ended June 30, 2003 and does not anticipate declaring a dividend in its current fiscal year.

Equity Compensation Plan Information

The Company has a Stock Option Plan, the "Shannon International Resources, Inc, Amended 1999 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.

The Company also has a Consultants and Advisors Stock Option Plan which reserves up to 1,000,000 shares of common stock for issuance to employees, consultants and advisors of the Company other than executive officers and directors. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.


             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights
Equity compensation plans
approved by security holders                      775,000                   $0.25                    1,225,000


Equity compensation plans
not approved by security holders                  600,000                   $0.25                      400,000


Total                                           1,375,000                   $0.25                    1,625,000


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

Plan Of Operation

As of June 30, 2003, the Company had current assets of $431,428. The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands. The Company may not be able to satisfy its cash requirements for the next twelve months and may have to raise additional funds to participate in drilling activities of the Working Interests. See "Item 1. Description of Business."

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties on Permit 96-06 are the Company, CMB Energy Corp., Rally Energy Corp., and The Conquistador Trust. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, The Conquistador Trust, seven percent, CMB Energy Corp., thirteen percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property. The Company holds three percent of its working interest in trust for American Manor Enterprises Inc., pursuant to the Participation Agreement dated November 22, 2002 whereby the Company farmed out the three percent to American Manor Enterprises Inc., in consideration of $180,000 Cdn., ($114,643 US) paid to complete the Company's cost of drilling, completing or abandoning the first two test wells.

Regarding the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 dated October 23, 2001, the parties and the division of costs and expenses for the properties covered are the Company five percent, The Conquistador Trust, seven percent, CMB Energy Corp., eight percent and Rally Energy Corp., eighty percent. Rally Energy Corp., is the Operator with management responsibilities for the operations on the properties.

There is drilling activity in the general area of the Company's Working Interests, which has created increased interest in the exploration of the Company's Working Interests. Through the Joint Operating Agreements an exploratory drilling program has been established and commenced. Though no assurances can be given, this program is expected to provide for the drilling of up to five exploration or test wells, two of which have been drilled as previously mentioned, to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production.

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that damage to the formation may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

Management believes that the general and administrative expenses, capital and operating expenditures related to the implementation of this program is approximately Cdn.$4,500,000, of which the Company may be expected to provide up to Cdn.$1,125,000. The Company intends to raise any additional capital required through the private placement or public offering of securities.

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

The Company's business plan is to raise additional capital as required through private placements or public offerings of its equity securities and use the capital to pay its proportional share of the costs of further development of its Working Interests. The Company has not established any limitations on the amount or price for the Company's securities. The Company does not, however, intend to sell such securities as would result in a change in voting control of the Company.

In June 2003, the Company sold 1,022,024 shares of common stock in a private placement of Units at $0.25 per Unit for gross proceeds of $255,506. Each Unit consisted of one share of common stock and one common stock purchase warrant to acquire an additional share of common stock at $0.40 per share for the period ending September 30, 2004. In September 2003, the Company sold an additional 1,070,076 Units for gross proceeds of $267,519.

These proceeds have been applied to participate with the Company's joint operating partners in the planning, development and exploration of the interests. In addition, the Company entered into a subscription agreement with EnerVision Incorporated ("EnerVision") and its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, whereby the Company will participate in the development and commercialization of the Helical Software Platform for Very Large Data Base (VLDB) management. The Helical Software Platform capabilities allow for the acquisition, visualization, fusion, management and archiving of near limitless quantities of data in real time at the desktop level. The software platform is based on Helical's proprietary implementation of HHCode technology, known as Self Defining Structure (SDS).

The Company subscribed for 1,250,000 units of EnerVision securities at a subscription price of CDN $150,000 ($107,243 US) or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of CDN $0.18 per common share, within two years of the date of the warrant.

Helical and the Company will jointly develop a software application for the processing, visualization and archiving of seismic data built on the Helical Software Platform.

Under the terms of the subscription agreement, Helical will develop a Proof of Concept for the application. The Company will receive a 15% interest in the venture, as a condition of the above private placement and can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture. Helical will provide technology to the venture and hold the balance of the interest in the venture. Any subsequent venture funding required beyond the CDN $350,000 above, will be the pro-rata responsibility of venture partners.



Year Ended June 30, 2003

Results Of Operations

During the year ended June 30, 2003, the Company recorded a net loss of $12,913 as compared to a loss of $73,335 for the year ended June 30, 2002. The loss is less than $0.01 per common share. The Company has not yet generated any revenues. The $89,477 in total expenses consisted of professional fees in the amount of $54,041 and administrative expenses in the amount of $32,532. The Company recorded a gain on sale of investments in the amount of $33,410 and an income tax benefit of $47,267 which is primarily responsible for the reduction in the amount of the net loss.

As of June 30, 2003, the Company had total liabilities of $135,215 consisting of $76,711 in accounts payable and $53,485 of drilling participation expense payable compared to total liabilities of $120,272 as of June 30, 2002.

The Company's current assets at June 30, 2003, consisted of $16,048 in cash and investments in marketable securities of $414,854 which increased from $138,776 in the year ended June 30, 2002, an increase of 33%. As of June 30, 2003, the Company had an investment in unevaluated oil and gas properties of $575,485 which increased from $313,012 for the year ended June 30, 2002. Total assets as of June 30, 2003 were $1,008,209 compared to $469,368 as of June 30, 2002, an increase of 47%.

Liquidity

At present, the Company is not producing oil or natural gas revenues. It realized $33,410 on the sale of marketable securities during the year ended June 30, 2003. The Company's main source of funds has been the sale of the it's equity securities. The Company had $16,048 in cash and other current assets of $414,854 in marketable securities as of June 30, 2003.

The Company may need to raise additional capital to meet its ongoing overhead obligations and to finance the ongoing exploration program. Such funding may be obtained through sale of additional securities. If the Company is unable to obtain sufficient funds, the Company may seek to increase funds available to the Company through the sale of some portion of its Working Interests. The Company may sell a portion of the Working Interests or other assets and the proceeds derived from such a sale will be subject to the economic climate at the time.

Item 7. Financial Statements.



                                 C O N T E N T S

                                                                  Page
                                                                 ------

Report of Independent Certified Public Accountants                 F-2

Financial Statements

       Balance Sheets                                              F-3

       Statements of Operations                                    F-4

       Statement of Stockholders' Equity                           F-5

       Statements of Cash Flows                                    F-7

Notes to Financial Statements                                 F8 - F17

               Report of Independent Certified Public Accountants


The Board of Directors
Shannon International Resources, Inc.

We have audited the accompanying balance sheets of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002 and for the period from February 17, 1999 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon International Resources, Inc. (a Development Stage Company) as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, and for the period from February 17, 1999 (inception) to June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no operating revenues and has suffered operating losses since inception, that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

September 26, 2003



                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                 Balance Sheets



                                     ASSETS
                                     ------
                                                                       June 30, 2003         June 30, 2002
                                                                   ------------------    ------------------
Current Assets:
   Cash                                                            $         16,048      $         17,580
   Prepaid expense                                                              526                    --
   Investments in marketable securities                                     414,854               138,776
                                                                   ------------------    ------------------
         Total current assets                                               431,428               156,356

Furniture and fixtures less accumulated depreciation of $48                   1,296                    --
Unevaluated oil and gas properties (Full cost method)                       575,485               313,012
                                                                   ------------------    ------------------
         Total assets                                              $      1,008,209      $        469,368
                                                                   ==================    ==================

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------
Current Liabilities:
   Accounts payable                                                $         76,711      $         94,944
   Drilling participation payable                                            53,485                    --
   Shareholder advances                                                       5,019                13,769
                                                                   ------------------    ------------------
         Total current liabilities                                          135,215               108,713

Deferred tax liability                                                           --                11,559
                                                                   ------------------    ------------------

         Total liabilities                                                  135,215               120,272
                                                                   ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 16,147,024  and 15,496,980 shares issued
     and outstanding at June 30, 2003 and 2002                               16,147                14,050
   Additional paid-in capital                                               787,110               349,750
   Common stock warrants                                                    125,779                94,740
   Deficit accumulated during development stage                            (143,824)             (130,911)
   Accumulated other comprehensive income                                    87,782                21,467
                                                                   ------------------    ------------------
         Total stockholders' equity                                         872,994               349,096

Total liabilities and stockholders' equity                         $      1,008,209      $        469,368
                                                                   ==================    ==================


        The accompanying notes are an integral part of these statements


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Developement Stage Company)
                            Statements of Operations



                                         For the year             For the year          February 7, 1999
                                             ended                   ended               (Inception) to
                                         June 30, 2003           June 30, 2002            June 30, 2003
                                       -------------------     -------------------     ----------------
Expenses
     Administrative costs               $       32,532          $        29,727         $      86,639
     Consulting                                  1,358                   17,372                30,564
     Professional fees                          54,041                   24,902               100,283
     Currency exchange                           1,546                    3,578                 5,146
                                       -------------------     -------------------     ----------------
         Total expenses                         89,477                   75,579               222,632
                                       -------------------     -------------------     ----------------

(Loss) from operations                         (89,477)                 (75,579)             (222,632)

Other Income and Expenses:
     Interest expense                           (4,113)                    (186)               (4,299)
     Gain on sale of investments                33,410                    2,430                35,840
                                       -------------------     -------------------     ----------------

Net (loss) before income tax                   (60,180)                 (73,335)             (191,092)

Provision for income tax                        47,267                       --                47,267
                                       -------------------     -------------------     ----------------

Net (loss)                              $      (12,913)         $       (73,335)        $    (143,824)
                                       ===================     ===================     ================

Net (loss) per share                    $            *          $             *         $        (.01)

Weighted number of shares
outstanding                                 14,542,079               10,716,667             9,987,805

*  Less than $.01


Other comprehensive income:
     Net (loss)                         $      (12,913)         $       (73,335)        $    (143,284)
     Unrealized gain on marketable
      securities                                66,315                   21,467                87,782
                                       -------------------     -------------------     ----------------
Total other comprehensive income        $       53,402          $       (51,868)        $     (55,502)
                                       ===================     ===================     ================



        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                        Statement of Stockholders' Equity



                                                Common Stock                                   Deficit
                               --------------------------------------------                 Accumulated    Accumulated
                                                                Additional     Common          During         Other
                                                                 Paid-in        Stock       Development   Comprehensive
                                    Shares       Par Value       Capital       Warrants         Stage          Income     Total
                               ------------    ------------    ------------   ---------    ------------  --------------   ---------
Balance,
February 17, 1999                      --      $       --      $       --         --       $    --       $    --         $    --

Common stock
issued for cash in
February 1999                     300,000             300           2,700         --            --            --           3,000

Common stock
issued for cash in
March 1999                      7,700,000           7,700          69,300         --            --            --          77,000

Common stock issued
for oil and gas properties in
March 1999                      2,000,000           2,000          28,000         --            --            --          30,000

Offering costs                         --              --         (19,701)        --            --            --         (19,701)

Net loss for period ended
June 30, 1999                          --              --              --         --        (8,449)           --          (8,449)
                               ------------    ------------    ------------   -------    ------------  --------------   ----------

Balance,
June 30, 1999                  10,000,000          10,000          80,299         --        (8,449)           --          81,850

Net loss for the year ended
June 30, 2000
                                       --              --              --         --       (10,411)           --         (10,411)
                               ------------    ------------    ------------   -------    ------------  --------------   ----------

Balance,                       10,000,000          10,000          80,299         --       (18,860)           --          71,439
June 30, 2000



         The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                  Statement of Stockholders' Equity (continued)




                                               Common Stock                               Deficit
                              --------------------------------------------------------  Accumulated    Accumulated
                                                             Additional      Common        During        Other
                                                              Paid-in         Stock      Development  Comprehensive
                                 Shares        Par Value      Capital       Warrants        Stage         Income        Total
                              ------------    -----------    -----------    ----------    -----------   ------------   --------
Common stock issued for
services in
July 2000                          50,000             50          2,450             --           --           --         2,500

Net loss for the year ended
June 30, 2001                          --             --             --             --      (38,716)          --       (38,716)
                              ------------    -----------    -----------    ----------    -----------   ------------   --------
Balance,
June 30, 2001                  10,050,000         10,050         82,749             --      (57,576)          --        35,223

Common stock issued
May, 2002                       4,000,000          4,000        267,001             --           --           --       271,001

Common stock warrants
May, 2002                              --             --             --         94,740           --           --        94,740

Net loss for the year ended
June 30, 2002                          --             --             --             --      (73,335)          --       (73,335)

Unrealized gain on marketable
securities                             --             --             --             --           --       21,467        21,467
                              ------------    -----------    -----------    ----------    -----------   ------------   --------
Balance,
June 30, 2002                  14,050,000     $   14,050     $  349,750     $   94,740    $(130,911)   $  21,467      $349,096


        The accompanying notes are an integral part of these statements


                                      F-5
                                  (continued)

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                  Statement of Stockholders' Equity (continued)


                                   Common Stock                                       Deficit
                          ---------------------------------------                  Accumulated    Accumulated
                                                       Additional      Common         During         Other
                                                        Paid-in         Stock      Development   Comprehensive
                             Shares        Par Value    Capital       Warrants        Stage          Income          Total
                          ------------    ----------   ----------    ----------    -----------    ------------   -----------
Warrants exercised,
March 2003                 1,075,000      $  1,075      264,848        (50,923)            --             --          215,000

Common stock issued
June 2003                  1,022,024         1,022      172,512         81,962             --             --          255,496

Net loss for the year
ended June 30, 2003               --            --           --             --        (12,913)            --          (12,913)

Unrealized gain on
marketable securities             --            --           --             --             --         66,315           66,315
                          ------------    ----------   ----------    ----------    -----------    ------------   ------------

Balance,
June 30, 2003             16,147,024      $ 16,147     $787,110      $ 125,779     $ (143,824)    $   87,782      $   872,994
                          ============    ==========   ==========    ==========    ===========    ============   ============



        The accompanying notes are an integral part of these statements


                                      F-5
                                  (continued)


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)
                            Statements of Cash Flows




                                                     Year             Year         Feb. 17, 1999
                                                     Ended            ended       (Inception) to
                                                  June 30, 2003    June 30, 2002   June 30, 2003
                                                  ------------- -  --------------  --------------
Operating Activities:
     Net (loss)                                     $ (12,913)     $ (73,335)     $(143,824)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Gain on sale of investments                    (34,956)        (2,430)       (37,376)
       Depreciation expense                                48             --             48
       Deferred income tax benefit                    (47,267)            --        (47,267)
     Changes in operating assets and liabilities:
       Accounts payable and advances                   35,252         92,537        137,626
       Prepaid expense                                   (526)            --           (526)
                                                    ---------      ---------      ---------
       Total adjustments                              (47,449)        90,107         52,505
                                                    ---------      ---------      ---------
       Net cash provided by (used by)
        operating activities                          (60,362)        16,772        (91,329)

Investing activities
     Acquisition of oil and gas properties           (262,473)      (268,012)      (545,485)
     Acquisition of furniture and fixtures             (1,344)            --         (1,344)
     Purchases of marketable securities              (212,928)      (125,368)      (338,296)
     Sales of marketable securities                    73,829         22,048         95,877
                                                    ---------      ---------      ---------
       Net cash (used by) investing activities       (402,916)      (371,332)      (789,248)

Financing activities
     Issuance of common stock and warrants            470,496        365,741        899,036
     Advances from shareholders                        (8,750)         6,339         (2,411)
                                                    ---------      ---------      ---------
       Net cash provided by financing
        activities                                    461,746        372,080        896,625
                                                    ---------      ---------      ---------

Net change in cash and cash equivalents                (1,532)        17,520         16,048
                                                    ---------      ---------      ---------
Cash at beginning of period                            17,580             60              0
                                                    ---------      ---------      ---------
Cash at end of period                               $  16,048      $  17,580      $  16,048
                                                    =========      =========      =========


 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                     $     718      $     186      $     904
       Income taxes                                 $      --      $      --      $      --

 Supplemental schedule of noncash investing and financing activities:
     Issuance of 770,000 shares of common
        stock for services                          $      --      $      --      $   7,700
     Issuance of 2,000,000 shares of common
        stock for oil and gas properties            $      --      $      --      $  30,000
     Issuance of 50,000 shares of common
        stock for services                          $      --      $      --      $   2,500




        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)


Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Shannon International Resources, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------
The Corporation was incorporated in the State of Nevada on February 17, 1999.

The Corporation's primary business activity is the acquisition, development and production of natural gas and coalbed methane properties. Currently, the Corporation has an interest in non-producing properties in the province of Prince Edward Island, Canada. The Corporation is in the development stage and it has no revenue from oil and gas activities.

Foreign Currency
----------------
The Company records foreign currency transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. The functional currency of the Company is the United States Dollar. The Company does not hedge foreign currency transactions.

The Company maintains Canadian Dollar bank accounts for settlement of Canadian Dollar transactions. At June 30, 2003, cash shown on the financial statements includes CAD$22,057 (US$16,389) in Canadian Dollar bank accounts.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)



Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

Estimated Fair Value of Financial Instruments
---------------------------------------------
The carrying value of accounts payable, shareholder advances and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income include net income and unrealized gains from marketable securities.

Income Taxes
------------
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Accounting for Oil and Gas Operations
-------------------------------------
The Company has adopted the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)


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

Other
-----
The Company's fiscal year end is June 30.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

The Company consists of one reportable business segment.

All of the Company's assets are located in Canada.

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no operating revenues and has suffered operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional capital to further develop the Company's properties or locate a business combination candidate.

Note 3 - Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)



the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 4 - Oil and Gas Properties

By letter agreement dated February 18, 1999, the Company acquired a 25% interest in 116,279 acres of non-producing oil and gas properties in the province of Prince Edward Island, Canada. This interest was acquired by the issuance of 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) and paid fees related to the acquisition of $15,000. The joint operating partners are committed to maintain leases on the property, for which the Company's portion is CAD$2,768.

During the fiscal year ending June 30, 2002, the Company acquired an additional 5% working interest in properties in the general location of its earlier properties at a cost of $164,334. The properties were acquired from the same company as its previous acquisition.

Presently, the Company's oil and gas properties consist entirely of unproved properties, and therefore are not being amortized. The Company expects to amortize the costs of these properties when sufficient evidence exists to determine proved reserves, if any. Since the Company has no proved reserves, no reserve information has been reported to any government agency. The undeveloped acreage for the properties is 642,136 gross and 55,363 net.

As of the date of this report the company has 1 abandoned well and 1 well in progress.

The Company has entered into a drilling participation agreement for the properties. Under the agreement, the participator may earn one percent (1%) working interest in certain wells up to a maximum of five percent (5%) for each CAD$60,000 (US$43,380). As of June 30, 2003, the participator has contributed CAD$180,000 (US$114,643) and earned a three percent (3%) working interest.

Components of the Company's unevaluated oil and gas properties are:

Acquisition Costs                               $   209,334
Development Costs                                   407,709
Less drilling participation                         (41,558)
         Total                                  $   575,485

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)



Note 5 - Property and Equipment

Components of property and equipment consists of:


                                                                                               Depreciation
                                                                                                  Rate
                                                       Accumulated           Net                   and
                                     Cost              Depreciation         Amount                Method
                                    ------------     -----------------     ---------     ----------------------
June 30, 2003:
   Furniture and Fixtures           $    1,344         $          48       $ 1,296          Straight Line 3yr
                                    ------------     -----------------     ---------
                                    $    1,344         $          48       $ 1,296
                                    ============     =================     =========
June 30, 2002:
                                    ------------     -----------------     ---------
                                    $      --          $          --       $    --
                                    ============     =================     =========


Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 6 - Marketable Securities (including related party)

In accordance with the Statement of Financial Accounting Standards no. 115 (SFAS
115), marketable securities are recorded in the accompanying balance sheet at their market value. The Company has investments in marketable securities as follows:

                                                 Year Ended          Year Ended
                         Fair Value             June 30, 2003      June 30, 2002
-------------------------------------------     --------------    --------------
Classified as available for sale:
     Securities with net unrealized gains       $     414,854      $    138,776
     Securities with net unrealized losses                 --                --
                                                --------------    --------------
Total                                           $     414,854      $    138,776
                                                ==============    ==============


Unrealized gains included in comprehensive income:
-------------------------------------------------
     Balance at beginning of year:               $     21,467      $         --
       Realized during year                           (12,142)               --
       Unrealized gains added to comprehensive
         income during year                           114,166            33,026
       Less deferred tax on unrealized gains          (35,709)          (11,559)
                                                     ----------     -----------
                                                     ----------     -----------
     Balance at end of year                      $     87,782      $     21,467
                                                     ==========     ===========

Additional information:
-------------------------------------------------
   Proceeds from sales of marketable securities  $     73,829      $      22,048
   Gains realized during the year                $     33,410      $       2,430

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)




Cost of securities sold is computed using the first-in first-out method.

At June 30, 2003, $267,532 included in marketable securities represents 515,000 shares of a company which is a related party because the Company's president is an officer and director.

Included in marketable securities is an investment in EnerVision, Incorporated, a Canadian publicly-traded company. The investment of CAD$150,000 (US$107,243) was made in connection with an agreement for joint development of a seismic software application. The Company is prohibited by Canadian securities law from trading the securities before May 29, 2004, however, due to the short remaining term of the restriction the investment is recorded as a marketable security. Enervision will use the funds provided to finance a "proof of concept" for the software application. If the venture appears feasible, the Company has the option to invest an additional CAD$350,000 (US$260,050) for a 50% interest in a new venture to develop the technology.

Note 7 - Stockholders' Equity

During the year ended June 30, 2003, the Company issued 1,022,024 shares of common stock in a private placement for $147,269 (weighted average $.14 per share).

The Company also received $215,000 from the exercise of warrants for 1,075,000 shares (weighted average $.20 per share).

Warrants outstanding at June 30, 2003 consist of:

   Number Outstanding
        (Shares)                 Exercise Price           Expiration Date
-------------------------    ----------------------    ----------------------
        925,000                       .20                   11/01/2003
       1,022,024                      .40                   09/30/2004


Note 8 - Related Party Transactions

The operator conducting certain exploratory and development activities for properties in which the Company participates is a related party because the Company's president is an officer and director of the operator. During the fiscal year ended June 30, 2003, the Company incurred costs of $304,031 with the operator.

As of June 30, 2003, a shareholder has advanced $5,019 to the Company with no specific interest rate or repayment terms. No interest has been recorded due to the small amount.

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)



Note 9 - Stock-based compensation

The Company's stock option plan, the "Shannon International Resources, Inc. Amended 1999 Stock Option Plan" ("Plan") became effective June 1, 1999. Under the terms of the plan, the Board of Directors is authorized to grant options for up to 2,000,000 shares of common stock. The Board has discretion as to the determination of exercise prices and terms of the options.

The following is a table of outstanding options and changes during 2003 and 2002:

                                                                                 Weighted
                                                                Non-              Average
                                           Employee           Employee           Exercise
                                            Options            Options             Price
                                         ---------------   ----------------   ----------------

Options Outstanding, June 30, 2001              --                 --                  --
       Options granted:
           Employees                       450,000                 --                 .10
           Non-employees                        --                 --                  --
       Options expired                          --                 --                  --
       Options exercised                        --                 --                  --
                                         -----------   ----------------   ----------------

Options Outstanding, June 30, 2002         450,000                 --                 .10
       Options granted:
           Employees                       325,000                 --                 .25
           Non-employees                        --                 --                  --
       Options expired                          --                 --                  --
       Options exercised                        --                 --                  --
                                         -----------   ----------------   ----------------

Options Outstanding, June 30, 2003         775,000                 --                 .16
                                         ===========   ================   ================


Outstanding options vest as follows:


                                   Range of Exercise                                 Weighted
                                        Prices                                        Average
                                 ----------------------           Number             Exercise
        Vested at June 30,         High         Low             of Shares              Price
     2002 and earlier 2003       ---------   ----------     -------------------    ---------------
                                   .10          .10               450,000          $     .10
                                   .25          .25               325,000          $     .25
                                                            -------------------
                                                                  775,000
                                                            ===================

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)





Options granted during 2003 and 2002 consist of:



   Year and Exercise price relative to fair        Weighted Average      Weighted Average
         value of underlying stock                   Fair Value at        Exercise Price
                                                      Grant Date
--------------------------------------------       -----------------    ------------------
Year ending June 30, 2002:
   Exercise price equals fair value                       .10                   .10

Year ending June 30, 2003:
   Exercise price less than fair value                    .25                   .25

In January 2003, the Board extended the expiration date for 350,000 options that would expire in 2004 to February of 2006, and 100,000 options from 2005 to 2007. If not previously exercised or canceled, options outstanding at June 30, 2003 will expire as follows:


                                    Range of Exercise                                  Weighted
                                         Prices                                        Average
                                  ----------------------           Number              Exercise
                                    High         Low             of Shares              Price
                                  ---------   ----------     -------------------    ---------------
         Year Ending June 30,
                 2006               .10          .10               350,000           $   .10
                 2007               .10          .10               100,000               .10
                 2008               .10          .25               450,000           $   .17
                                                             -------------------
                                                                   775,000               .16
                                                             ===================

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:


                                     Year Ended      Year Ended
                                    June 30, 2003   June 30, 2002
                                   ---------------  -------------
Expected Volatility:                    150%            150%
Risk-free interest rate:                1.17%           2.16%
Expected Dividends:                      --              --
Expected Term in Years:                   5               2

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost was recognized for grants of employee options because all were issued with exercise prices less than or equal to the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)




                                          Year Ended                              Year Ended
                                         June 30, 2003                           June 30, 2002
                               As Reported           Pro forma          As Reported          Pro forma
                             -----------------   ------------------  ------------------   -----------------
Net loss:                        (12,913)            (108,724)           (73,335)            (127,597)
Net loss per share:                nil                 (.01)                nil                (.01)




Note 10 - Income Taxes

The Company is subject to United States and Canadian income taxes. The Company has paid no income taxes due to its net operating losses since inception.

The Company has estimated net operating losses as follows:

    Expiration year:          Amount
--------------------     --------------
        2019             $        6,174
        2020                     11,931
        2021                     58,716
        2022                     73,331
        2023                     60,180
                         --------------
Total                    $      210,332
                         ==============


A valuation allowance equal to the tax benefit of the net operating loss carryforward, less the deferred tax liability on unrealized gains, has been provided due to the uncertainty of the Company's ability to utilize the carryforwards.

The Company's income tax benefit (expense) consists of the following:

                                          Year Ended          Year Ended
                         Component:      June 30, 2003      June 30, 2002
-----------------------------------     ---------------     --------------
Change in tax valuation allowance        $      47,267      $          --
                                        ---------------     --------------
     Total                               $      47,267      $          --
                                        ===============     ==============


The Company's deferred income tax asset (liability) consist of the following:

                                                  Year Ended               Year Ended
                         Component:              June 30, 2003           June 30, 2002
---------------------------------------------   -------------------     -------------------
Deferred taxes on unrealized gains included      $        (47,267)       $      (11,559)
  in comprehensive income
Deferred tax benefit from net operating loss
  carryforwards                                            73,616                52,553
Tax valuation allowance                          $        (26,349)       $      (52,553)
                                                -------------------     -------------------
     Total                                       $             --        $      (11,559)
                                                ===================     ===================

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)




The overall effective tax rate differs from the Company's expected statutory rate for the year ended June 30, 2003 is as follows:

Tax provision based upon statutory rate       35.0%
Change in valuation allowance                (113.5%)
                                            ---------
Effective tax rate                           (78.5%)
                                            =========


Note 11 - Risks and Uncertainties

The Company's oil and gas properties are located in Prince Edward Island, Canada, which is a geographic concentration of risk.

The Company transacts the majority of its business and has outstanding balances in Canadian Dollars, which is a foreign currency risk.

The Company conducts the majority of its exploratory and development activities with a single operator, which is a concentration of business risk.

Note 12 - Subsequent Events

Subsequent to June 30, 2003, the Company sold 1,070,076 shares of common stock for $267,519 (weighted average price $.25) in a private placement.

Subsequent to June 30, 2003, the Company issued options for 600,000 shares to consultants. The options have a term of five years with an exercise price of $.25, and vest in installments of one-third each of the next three years.


Note 13 - Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (a Development Stage Company)



(including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and have been adopted by the company. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, and additionally, includes certain definitions of intangible assets and requires reporting separately certain intangible assets. SFAS 142 establishes new guidelines for accounting and disclosures for goodwill and other intangible assets. The application of SFAS 141 and 142 to oil and gas mineral rights held under contractual arrangements, including leases, is uncertain. This issue is currently being considered by accounting standard-setting bodies.

The company has investments in properties under oil and gas leases in the amount of $575,485 at June 30, 2003, that are currently classified on the balance sheet as tangible assets. In the event that it is determined that SFAS 141 and 142 are applicable to these oil and gas mineral rights, the company would be required to classify its oil and gas mineral rights held under lease and other contractual arrangements separately from oil and gas properties as intangible assets on our balance sheet, and additional disclosures required by SFAS No. 141 and No. 142 relative to intangibles would be included in the notes to financial statements.

This interpretation of SFAS 141 and 142 would only affect the classification of oil and gas leases on the company's balance sheet, and would not affect total assets, net worth or cash flows. The corporation's results of operations would not be affected, since these leasehold costs would continue to be amortized under existing accounting standards.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no changes in and/or disagreements with the accountants on any accounting and financial disclosure.

Item 8a.  Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Blair Coady            President and Director since February 18,1999.

Greg Isenor            Vice President and Director since October 2001

Brian P. Bradbury      Director since October 2001

Aubrey A. Palmeter.    Director since April 2002

Dennis Brovarone       Director since February 2003

Blair Coady. Mr. Coady is 64 years of age. Since May 2001 to present, Mr. Coady has served as an officer and director of Rally Energy Corporation, a publicly held company engaged in oil and gas exploration. See: Item 12, Certain Relationships and Related Transactions. Mr. Coady commits approximately eighty percent of his time to the Company's operations. Begin October 1, 2003, Mr. Coady has resigned as an officer of Rally and will be devoting full time to the Company. From October 1996 to February 2001, Mr. Coady was the President and Chief Executive Officer of Calgary Chemical, a privately-held custom blender of petroleum production chemicals. From May 1999 to June 2001, Mr. Coady has served as a director of Autoco.com Inc., a publicly held corporation. From 1992 to 1995 Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

Brian P. Bradbury. Mr. Bradbury is 43 years of age. He holds a Bachelors Degree in Commerce from St. Mary's University, 1982, and a Degree in Public Relations from Mount St. Vincent University, 1984. Since 1996, Mr. Bradbury has been Vice President of Corporate Finance and Investor Relations with American Manor Enterprises, Inc., a Dartmouth, Nova Scotia, publicly traded natural resources company traded on the TSX Venture Exchange.

Greg Isenor. Mr. Isenor is 56 years of age. Mr. Isenor holds a Bachelor of Science degree in Geology from Acadia University. Since June 2001 to the present Mr. Isenor has consulted to various companies including PEGA Gas Alliance, EnCana, EOG Resources, Maritimes & Northeast Pipelines and LXL Consulting on various land and geological projects. From June 1999 to June 2001 Mr. Isenor worked as a Land Agent for Maritimes & Northeast Pipelines in Nova Scotia. From December 1998 to June 1999 Mr. Isenor worked with Prince Edward Gas compiling a geological report on the gas potential of Prince Edward Island. From September 1996 to December 1998 Mr. Isenor was Vice President of Exploration for Kaoclay Resources Inc., a kaolin exploration company in Nova Scotia, Canada and Georgia, USA. From March 1996 to September 1996 he worked in Kazakstan on gold exploration projects for Central Asia Goldfields.

Aubrey A. Palmeter. Mr. Palmeter is 45 years of age and a professional engineer. He holds Bachelor of Science degrees in mathematics and physics from Acadia University, 1978and a civil engineering degree from the Technical University of Nova Scotia, 1980. Mr. Palmeter also holds an MBA degree from Dalhousie University, 1986. Since March 2002, Mr. Palmeter has been president and chief executive officer of Whitman Benn E&C Services Ltd., an engineering and construction company based in Halifax, Nova Scotia. He was Vice President & General Manager of Amec, Inc., an international engineering firm from February 1999 to March 2002. From August 1996 to February 1999, Mr. Palmeter was President and Chief Executive Officer of Whitman Benn Group, an architectural and engineering firm in Halifax, Nova Scotia. Mr. Palmeter currently serves on Rally Energy Corp.'s Board of Directors. Mr. Palmeter has extensive commercial and policy experience in Atlantic Canada and international industrial projects. His experience includes finance, oil and gas exploration, development and production as well as onshore and offshore pipelines and power generation. He has acted as advisor to the Government of Nova Scotia and several power producers and universities in Atlantic Canada.

Dennis Brovarone Mr. Brovarone is 47 years of age and has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He serves as U.S. securities law counsel to the Company. He is a Director of Innovative Medical Services, a publicly held California corporation since April 1996. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. From January 1995 to March 1998 Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge there is no one who own 10% or more of the Company's registered equity securities.

Item 10.       Executive Compensation.

The following table shows for the fiscal years ending June 30, 2000, 2001 and 2002, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year.

-----------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                Awards                  Payouts
-----------------------------------------------------------------------------------------------------------------------
                                           Salary                          Securities
                                             ($)      Other Annual    Underlying Options
   Name and Principle Position     Year             Compensation ($)         (#)          All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady                      2003       0            0                75,000                     0
  President/CEO                                                             Common
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2002       0            0            150,000 Common                 0
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2001       0            0                  0                        0
-----------------------------------------------------------------------------------------------------------------------


No executive officer earned more than $100,000 during the current fiscal year or the previous two fiscal years.


----------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------
                                Individual Grants
----------------------------------------------------------------------------------------------------
               Name                  Number of         % of Total
                                   Common Shares         Options
                                     Underlying         Granted to
                                  Options Granted       Employees       Exercise Price    Expiration
                                        (#)           in Fiscal Year       ($/Sh)            Date
----------------------------------------------------------------------------------------------------
  Blair Coady President/CEO            75,000              33%               0.25          03/01/08
----------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2001.

------------------------------------------------------------------------------------------------------------------------
                        Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
------------------------------------------------------------------------------------------------------------------------
                         Shares        Value       Number of Securities Underlying   Value of Unexercised In-the Money
                      Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name         Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
  Blair Coady              0             0        225,000 Common Shares/Exercisable       $22,500/Exercisable (1)
  Pres./CEO
------------------------------------------------------------------------------------------------------------------------



(1) Option value based on the difference between the exercise price of unexercised options and the closing price at which the common stock was sold on June 30, 2003.

Employment Agreements

Blair Coady, the Company's president and chief executive officer and director and Greg Isenor, Vice President and Director do not have employment agreements and do not presently draw a salary. However they are reimbursed for expenses incurred on Company business. Dennis Brovarone, a Director also serves as legal counsel to the Company and is compensated for his services at the hourly rate paid to him prior to becoming a Director in February 2003. The Company expects that as and when additional funding or revenue is obtained and the time the Officers devote to the Company's affairs increases, a salary and other compensation such as stock options will be adopted. It is anticipated that future compensation will be determined by a compensation committee of the Board of Directors which has not been formed as of September 30, 2003.

Directors' Compensation

The Company's directors are reimbursed for actual expenses incurred in attending Board meetings.

Item 11. Security Ownership Of Certain Beneficial Owners And
Management.

The following table sets forth information, as of September 30, 2003, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by the officer and directors of the Company based on 17,217,100 shares of common stock outstanding as of September 30, 2003 plus the number of shares underlying outstanding options.

    Name and Address of                                  Common Stock           Percentage of Shares
     Beneficial Owner                Title                Ownership                  Outstanding
-----------------------     ---------------------    ---------------------     ------------------------
Blair Coady                   President, Director           225,000    (1)          1.3%
2000, 715 5th Av. S.W.
Calgary, AB T2P 2X6

Greg Isenor                   V. Pres., Director            375,000    (2)          2.1%
2000, 715 5th Av. S.W.
Calgary, AB T2P 2X6

Brian Bradbury                Director                      200,000    (3)          1.1%
2000, 715 5th Av. S.W.
Calgary, AB T2P 2X6

Aubrey Palmeter               Director                      950,000    (4)          5.5%
2000, 715 5th Av. S.W.
Calgary, AB T2P 2X6

Dennis Brovarone              Director                      120,000    (5)          0.6%
18 Mt. Laurel Dr.
Littleton, CO 80127

Directors and Officers as a Group
(5 individuals)                                           1,870,000    (6)         10.8%


(1)  Includes exercisable options to acquire up to 225,000 shares.
(2)  Includes exercisable options to acquire up to 150,000 shares.
(3)  Includes exercisable options to acquire up to 150,000 shares.
(4) Includes 800,000 shares registered in the name of Intrepid Holdings Ltd., which Mr. Palmeter controls. Also includes presently exercisable options to acquire up to 150,000 shares.
(5)  Includes exercisable options to acquire up to 100,000 shares.
(6) Includes exercisable options held by all of the above officers and directors to acquire up to 775,000 shares



Changes Of Control: As of June 30, 2003 and September 29, 2003, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships And Related Transactions.

As of September 30, 2003 Mr. Coady the Company's President and a Director serves as vice president and director of Rally Energy Corp. ("Rally"). Mr. Palmeter, a Company Director, is also on the Board of Directors of Rally. Rally is a Calgary based energy company which holds, as of September 30, 2003 a fifty five percent Working Interest in exploration Permit 96-06 covering 116,279 acres and an eighty percent Working Interest in Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 covering 525,857 acres located on-shore Prince Edward Island. These permits are the same permits in which the Company maintains an ownership interest.

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreements are dated October 22, 2001 and October 23, 2001. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and The Conquistador Trust. Rally Energy Corp., is the Operator with management responsibility for the operations on the property.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a)         Exhibits:
3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      1999 Stock Option Plan (1)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement (2)
10.8     Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (2)
10.9     Joint Operating Agreements dated October 22, 2001
         and October 23, 2001. (2)
10.10    Participation Agreement (3)
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference to the exhibits to the Company's registration statement in Form 10-SB(file number 000-30254)

(2) Incorporated by reference to the exhibits to the Company's annual report on Form 10ksb for the fiscal year ended June 30, 2002 filed on or about September 30, 2002

(3) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10qsb for the fiscal quarter ended December 31, 2002 filed on or about February 14, 2003.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report:

Item 14.  Principal Accountant Fees And Services

Miller & McCollom, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Miller & McCollom was paid aggregate fees of $8,640 for the fiscal year ended June 30, 2002 and $11,365 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Miller & McCollom was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Miller & McCollom was paid aggregate fees of $875 for the fiscal year ended
June 30, 2002 and $xxx for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services were

Other Fees

Miller & McCollom was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHANNON INTERNATIONAL RESOURCES INC.
                                  (Registrant)

                 By /S/ BLAIR COADY
                 ----------------------
                 Blair Coady, President, Chief Financial Officer

                 Date:  September 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By /S/  BLAIR COADY
                                  ---------------------
                                  BLAIR COADY, Director

                                  Date:  September 29, 2003


                                  By /S/ GREG ISENOR
                                  ---------------------
                                  GREG ISENOR, Director

                                  Date: September 29, 2003


                                  By  /S/ AUBREY PALMETER
                                  -------------------------
                                  AUBREY PALMETER, Director

                                  Date: September 29, 2003


                                  By /S/ BRIAN BRADBURY
                                  ------------------------
                                  BRIAN BRADBURY, Director

                                  Date: September 29, 2003


                                  By /S/ DENNIS BROVARONE
                                  -------------------------
                                  DENNIS BROVARONE Director

                                  Date: September 29, 2003