Form 10QSB
period 2003-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-11-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2003

__   Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _________ to ____________

Commission file number:  000-30254

                      SHANNON INTERNATIONAL RESOURCES INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                       98-02049656
               ------                                       -----------
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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2003, the Registrant had 17,217,100 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Item 1.   Financial Statements.


                      SHANNON INTERNATIONAL RESOURCES, INC.

                                 C O N T E N T S

                               September 30, 2003

                                                                   Page

                                                              ----------------

         Consolidated Balance Sheets                                F-2

         Consolidated Statements of Operations                      F-3

         Consolidated Statements of Cash Flows                      F-4

         Notes to Financial Statements                          F-5 to F-6


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                               September 30,    June 30,
                                                                                   2003           2003
                                                                                              (See Note 1)
                                                                               -------------  -------------
CURRENT ASSETS
   Cash                                                                       $     35,679   $     16,048
   Accounts receivable                                                              33,452             --
   Prepaid expense                                                                  29,219            526
   Investments in marketable securities                                            296,064        414,854
                                                                               -------------  -------------
         Total current assets                                                      394,414        431,428

Property and equipment
   less accumulated depreciation of $96 and $48                                     50,183          1,296
Investments in unevaluated oil and gas properties                                  827,101        575,485
Intangible assets and licenses                                                   4,300,350        575,485
                                                                               -------------  -------------

         Total assets                                                         $  5,572,048   $  1,008,209
                                                                               =============  =============

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $    277,197   $     76,711
   Drilling participation payable                                                   53,485         53,485
   Shareholder advances                                                                 --          5,019
                                                                               -------------  -------------
         Total current liabilities                                                 330,682        135,215

Debentures and loans payable                                                       486,056             --
Minority interest in subsidiary                                                  1,862,000             --
                                                                               -------------  -------------
         Total liabilities                                                       2,678,738        135,215

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
    authorized; 17,217,100 and 16,147,024 shares issued
    and outstanding at September 30, 2003 and June 30, 2003                         17,217         16,147
   Additional paid-in capital                                                    2,907,559        787,110
   Common stock warrants                                                           209,779        125,779
   Deficit accumulated during development stage                                   (227,640)      (143,824)
   Accumulated other comprehensive income (loss)                                   (13,605)        87,782
                                                                               -------------  -------------
         Total stockholders' equity                                              2,893,310        872,994

Total liabilities and stockholders' equity                                    $  5,572,048   $  1,008,209
                                                                               =============  =============


        The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      February 7, 1999
                                                                Three Months Ended                     (Inception) to
                                                                   September 30,                        September 30,
                                                           2003                     2002                    2003
                                                    --------------------     -------------------     --------------------
Expenses
     Administrative costs                             $       19,091           $        8,868          $        105,730
     Consulting                                                4,311                       --                    34,875
     Professional fees                                        16,416                   10,215                   116,699
     Currency exchange                                        (2,668)                      --                     2,478
                                                    --------------------     -------------------     --------------------
         Total expenses                                       37,150                   19,083                   259,782
                                                    --------------------     -------------------     --------------------

(Loss) from operations                                       (37,150)                 (19,083)                 (259,782)

Other Income and (Expenses):
     Interest expense                                           (651)                  (2,159)                   (4,950)
     Miscellaneous income                                      1,252                                              1,252
     Gain on sale of investments                                  --                       --                    35,840

                                                    --------------------     -------------------     --------------------

Net (loss) before income tax                          $      (36,549)          $      (21,242)         $       (227,640)

Provision for income tax                                     (47,267)                      --                        --
                                                    --------------------     -------------------     --------------------

Net (loss)                                                   (83,816)                 (21,242)                 (227,640)

Net (loss) per share                                  $            *           $            *          $           (.01)

Weighted number of shares
outstanding                                               16,849,581               14,050,000                11,174,077

*  Less than $.01

Other comprehensive income:
     Net (loss)                                       $      (83,816)          $      (21,242)         $       (227,640)
     Unrealized (loss) on marketable
       securities                                           (101,387)                 (52,618)                  (34,217)
                                                    --------------------     -------------------     --------------------
Total other comprehensive
     income (loss)                                    $     (185,203)          $      (73,860)         $       (261,857)
                                                    ====================     ===================     ====================



        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Inception
                                                                  Three Months          Three Months         (February 17,
                                                                      Ended                 Ended               1999) to
                                                                  September 30,         September 30,         September 30
                                                                      2003                  2002                  2002
                                                                ------------------    ------------------    -----------------
Operating activities:
   Net (loss)                                               $           (83,816)   $          (21,242)   $        (227,640)
   Adjustments to reconcile net loss to cash
     Used for operating activities:
   Adjustments for non-cash items:
      Depreciation expense                                                   48                    --                   96
      Deferred income tax benefit                                        47,267                    --                   --
      Gain on sale of investments                                            --                    --              (37,376)
   Change in assets and liabilities:
      Accounts payable and advances                                      47,252                74,786              184,868
      Prepaid expense                                                       175                                       (351)
                                                                ------------------    ------------------    -----------------
      Total adjustments                                                  94,742                74,786              147,247
                                                                ------------------    ------------------    -----------------
        Net cash used for operating activities                           10,926                53,544              (80,403)

Investing activities:
  Acquisition of oil and gas properties                                (251,616)              (69,549)            (797,101)
  Purchase of marketable securities                                     (29,864)                   --             (368,160)
  Acquisition of furniture and fixtures                                      --                    --               (1,344)
  Sale of marketable securities                                              --                    --               95,877
  Cash received in acquisition                                           27,685                    --                   --
                                                                ------------------    ------------------    -----------------
    Net cash (used by) investing activities                            (253,795)              (69,549)          (1,070,728)

Financing activities:

  Common stock and warrants                                             262,500                    --            1,161,536
  Receipts from loans receivable                                             --                    --               (2,411)
                                                                ------------------    ------------------    -----------------
    Net cash provided by financing activities                           262,500                    --            1,159,125

Net change in cash and cash equivalents                                  19,631                16,005                7,994

Cash at beginning of period                                              16,048                17,580                   --
                                                                ------------------    ------------------    -----------------
Cash at end of period:                                      $            35,679    $            1,575    $           7,994
                                                                ==================    ==================    =================

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

    Interest                                                $                --    $               --    $              --
    Income taxes                                            $                --    $               --    $              --

  Noncash investing and financing activities
    Issuance of common stock for services                   $                --    $               --    $          40,200
    Stock issued to acquire subsidiary                      $         1,938,000    $               --    $       1,938,000



        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

Amounts shown for June 30, 2002 are based upon the audited financial statements of that date.

Note 2 - Organization

The Company was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year-end.

The Corporation's primary business activity is the acquisition, exploration, development and production of properties in the province of Prince Edward Island, Canada. Currently, the Corporation only has an interest in non-producing properties. The Company has recently expanded its focus to include software investments. The Corporation is in the development stage.

The Company incorporated a wholly-owned subsidiary, Shannon Investments, Ltd. (a Canadian Corporation) ("Investments") as of August 15, 2003.

The consolidated financial statements include the accounts of the Investments. and its 51%-owned subsidiary, Logical Sequence Incorporated (a Canadian Corporation) ("LSI") (See note 5). All inter-company accounts have been eliminated.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 3 - Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional capital to further develop the Company's business plan.

Note 4 - Comprehensive Loss

As of September 30, 2003, the Company's investment in marketable securities had a decline in its market value, resulting in a loss which is shown as Comprehensive loss in the Balance Sheet. The effect of the loss was to reduce the accumulated other comprehensive income at June 30, 2002 of $21,467 to an accumulated other comprehensive loss of $19,592 at September 30, 2002. The amount of gain at June 30, 2002 was net of deferred income taxes. However, the deferred tax asset relating to the loss at September 30, 2002 has been reserved with the entire loss in market value being shown as accumulated other comprehensive loss.

Note-5 - Acquisition of Logical Sequence Incorporated

Effective September 30, 2003, the Company acquired through its wholly-owned subsidiary, Shannon Investments, Ltd. (a Canadian Corporation) ("Investments"), a 51% interest in Logical Sequence Incorporated ("LSI"), a private Canadian company engaged in the development of automotive dealer management systems. Investments issued 5,100,000 shares of preferred stock that are convertible share for share of the Company's stock for a period of five years. The transaction was valued at $1,938,000 ($.38 per share) based on the estimated fair value of the stock exchanged. The Company has reserved 5,100,000 its shares for conversion of the Shannon Investment Ltd. shares.

The accompanying consolidated balance sheet includes the assets and liabilities of Logical Sequence Ltd., with a liability recorded for the minority interest in the subsidiary. Because the transaction was recorded as of the last day of the accounting period, none of the subsidiary's result of operations are included in the consolidated results of operations.

In addition, Investments has the option of purchasing the remaining 49% of LSI until October 20, 2005 for a purchase price of approximately $3,750,000. Shannon has agreed to provide a loan up to $1,000,000 of Canadian funds for software development.

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

The Company has consolidated the financial statements of the newly acquired Logical Sequence Incorporated and recorded the minority interest of 49% as a liability of $1,862,000 on the Balance Sheet

Plan Of Operation

Natural Gas Exploration Program

The Company through the Joint Operating Agreements has engaged in planning and exploration activities on the Working Interests. The Company is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. The Company and its joint operating partners have entered into the Joint Operating Agreements described herein to provide the necessary equipment and personnel to carry out the exploration of the joint lands. The Company may not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds to participate in drilling activities of the Working Interests.

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

There is drilling activity in the general area of the Company's Working Interests, which has created increased interest in the exploration of the Company's Working Interests. Through the Joint Operating Agreements an exploratory drilling program has been established and commenced. Though no assurances can be given, this program is expected to provide for the drilling of up to five exploration or test wells, two of which have been drilled, to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production.

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

Enervision - Helical Investment

In May 2003 the Company entered into a subscription agreement with EnerVision Incorporated ("EnerVision") and its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, whereby the Company will participate in the development and commercialization of the Helical Software Platform for Very Large Data Base (VLDB) management. The Helical Software Platform capabilities allow for the acquisition, visualization, fusion, management and archiving of near limitless quantities of data in real time at the desktop level. The software platform is based on Helical's proprietary implementation of HHCode technology, known as Self Defining Structure (SDS).

The Company subscribed for 1,250,000 units of EnerVision securities at a subscription price of CDN $150,000 or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of CDN $0.18 per common share, within two years of the date of the warrant.

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

Logical Sequence Inc.

In October 2003, we acquired fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which has issued 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated, is the developer of comprehensive and integrated software applications for automobile dealerships. Logical Sequence has an exclusive distribution agreement with Electronic Data Systems Inc., to market, distribute and support the Total Information Management or TIM software in North America, Latin America and the Caribbean.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS

During the three months ended September 30, 2003, the Company had a net loss of $83,816 compared to a net loss of $21,242 for the three months ended September 30, 2002. Total expenses increased over $18,000 and included a loss of $2,668 on currency exchange. The loss also included a $47,267 provision for income taxes. The Statement of Operations does not reflect any operations of Logical Sequence Incorporated which was acquired as of September 30, 2003. The Company has consolidated the financial statements of the newly acquired Logical Sequence Incororated and recorded the minority interest of 49% as a liability of $1,862,000 on the Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had current assets of $394,414 which included $35,679 in cash, $33,452 in accounts receivable and $296,064 in marketable securities. Our investments in unevaluted oil as gas properties is $827,101 which is an increase from the $575,485 at June 30, 2003 The $33,452 in accounts receivable are from our newly acquired subsidiary, Logical Sequence Incorporated. The Company also has $4,300,500 in intangible assets and licenses as a result of the acquisition of Logical Sequence Incorporated.


As of September 30, 2003, the Company had working capital of $63,732. The Company anticipates meeting its immediate capital needs to finance the exploration program on the Working Interest and the Additional Interest. We also have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. Pursuant to the Enervision-Helical subscription agreement, we will receive a 15% interest in the venture, as a condition of the above described private placement. We can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture.

The Company believes that as a result of the commencement of a public market for its common stock and the progress of the exploration program, its ability to sell equity securities to raise capital is improved. The Company believes such sales may be both through the exercise of outstanding common stock purchase warrants to acquire up to up to 4,00,000 shares at $0.40 per share with gross proceeds of $1,600,000 and through further private placements of its securities.

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

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None.


Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information. Acquisition of a Business

Logical Sequence Inc.

In October 2003, we acquired fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which has issued 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated, is the developer of comprehensive and integrated software applications for automobile dealerships. Logical Sequence has an exclusive distribution agreement with Electronic Data Systems Inc., to market, distribute and support the Total Information Management or TIM software in North America, Latin America and the Caribbean.

We will file the audited financial statements of Logical Sequence Incorporated and pro forma financial statements showing the effect of the acquisition on or before November 29, 2003 as an amendment to this form 10-QSB.

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

10.11    Logical Sequence Inc. Distribution Agreement
10.12    Share Purchase Agreement
10.13    Share Purchase Support Agreement
10.14    Voting Trust Agreement
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification

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

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  November 13, 2003


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer