Form 10QSB/A
period 2003-10-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2003-12-02
CIK 1081047

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

          Yes [ ]     No [X]

Explanatory Note on Amendment

The Quarterly Report on Form 10QSB for the three months ended September 30, 2003 contained consolidated financial statements reflecting the acquisition of fifty-one percent of the equity ownership of Logical Sequence Incorporated. Pursuant to the Share Purchase Agreement and the Registrant's disclosure requirements under the Securities Exchange Act of 1934, audited financial statements of Logical Sequence Incorporated for its fiscal year ended March 31, 2003 were to be provided to the Registrant on or before November 28, 2003. However due to the unforeseen circumstances of the resignation of the auditor for Logical Sequence Incorporated, such audited financial statements could not be obtained by said date. As a result, the Registrant and Logical Sequence Incorporated have amended the Share Purchase Agreement to rescind the effective date of September 30, 2003 and postpone closing of the Share Purchase Agreement until audited financial statements of Logical Sequence Incorporated have been obtained. Logical Sequence Incorporated has advised the Registrant that it shall engage new auditors and anticipates providing the audited financial statements on or before December 31, 2003.

This amended Quarterly Report on Form 10QSB reflects the above amendment to the Share Purchase Agreement and removes the financial information on Logical Sequence Incorporated which had been consolidated with that of the Registrant.

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

         Balance Sheets                                             F-2

         Statements of Operations                                   F-3

         Statements of Cash Flows                                   F-4

         Notes to Financial Statements                          F-5 to F-6


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                               September 30,    June 30,
                                                                                   2003           2003
                                                                                              (See Note 1)
                                                                               -------------  -------------
CURRENT ASSETS
   Cash                                                                       $      7,994   $     16,048
   Prepaid expense                                                                     351            526
   Investments in marketable securities                                            296,064        414,854
                                                                               -------------  -------------
         Total current assets                                                      304,409        431,428

Property and equipment
   less accumulated depreciation of $96 and $48                                      1,248          1,296
Investments in unevaluated oil and gas properties                                  827,101        575,485
                                                                               -------------  -------------

         Total assets                                                         $  1,132,758   $  1,008,209
                                                                               =============  =============

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $    123,963   $     76,711
   Drilling participation payable                                                   53,485         53,485
   Shareholder advances                                                                 --          5,019
                                                                               -------------  -------------
         Total current liabilities                                                 177,448        135,215


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
    authorized; 17,217,100 and 16,147,024 shares issued
    and outstanding at September 30, 2003 and June 30, 2003                         17,217         16,147
   Additional paid-in capital                                                      969,559        787,110
   Common stock warrants                                                           209,779        125,779
   Deficit accumulated during development stage                                   (227,640)      (143,824)
   Accumulated other comprehensive income (loss)                                   (13,605)        87,782
                                                                               -------------  -------------
         Total stockholders' equity                                                955,310        872,994

Total liabilities and stockholders' equity                                    $  1,132,758   $  1,008,209
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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Inception
                                                                  Three Months          Three Months         (February 17,
                                                                      Ended                 Ended               1999) to
                                                                  September 30,         September 30,         September 30
                                                                      2003                  2002                  2003
                                                                ------------------    ------------------    -----------------
Operating activities:
   Net (loss)                                               $           (83,816)   $          (21,242)   $        (227,640)
   Adjustments to reconcile net loss to cash
     Used for operating activities:
   Adjustments for non-cash items:
      Depreciation expense                                                   48                    --                   96
      Deferred income tax benefit                                        47,267                    --                   --
      Gain on sale of investments                                            --                    --              (35,840)
   Change in assets and liabilities:
      Accounts payable and advances                                      47,252                74,786              177,448
      Prepaid expense                                                       175                                       (351)
                                                                ------------------    ------------------    -----------------
      Total adjustments                                                  94,742                74,786              141,353
                                                                ------------------    ------------------    -----------------
        Net cash used for operating activities                           10,926                53,544              (86,287)

Investing activities:
  Acquisition of oil and gas properties                                (251,616)              (69,549)            (827,101)
  Purchase of marketable securities                                     (29,864)                   --             (368,160)
  Acquisition of furniture and fixtures                                      --                    --               (1,344)
  Sale of marketable securities                                              --                    --               94,331
                                                                ------------------    ------------------    -----------------
    Net cash (used by) investing activities                            (281,480)              (69,549)          (1,102,274)

Financing activities:

  Common stock and warrants                                             262,500                    --            1,182,787
  Receipts from loans receivable                                             --                    --               13,768
                                                                ------------------    ------------------    -----------------
    Net cash provided by financing activities                           262,500                    --            1,196,555

Net change in cash and cash equivalents                                  (8,054)               16,005                7,994

Cash at beginning of period                                              16,048                17,580                   --
                                                                ------------------    ------------------    -----------------
Cash at end of period:                                      $             7,994    $            1,575    $           7,994
                                                                ==================    ==================    =================

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

    Interest                                                $                --    $               --    $              --
    Income taxes                                            $                --    $               --    $              --

  Noncash investing and financing activities
    Issuance of common stock for services                   $                --    $               --    $          40,200
    Stock issued to acquire subsidiary                      $         1,938,000    $               --    $       1,938,000



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

In the event the Company is unable to pay its obligations under its existing Working Interests, its Working Interests can be proportionally reduced in favor of whatever joint operating partner or other party pays the delinquent amount. Each joint operating partner must approve the expenditures and provide funding in order to remain a joint operating partner. The approval for expenditures sets forth the specific costs for development of the program, site preparation and drilling for the specific sites for exploratory wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

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

Logical Sequence, Incorporated.

In October 2003, we executed an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which has issued 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Pursuant to the Share Purchase Agreement and the Registrant's disclosure requirements under the Securities Exchange Act of 1934, audited financial statements of Logical Sequence Incorporated for its fiscal year ended March 31, 2003 were to be provided to the Registrant on or before November 28, 2003. However due to the unforeseen circumstances of the resignation of the auditor for Logical Sequence Incorporated, such audited financial statements could not be obtained by said date. As a result, the Registrant and Logical Sequence Incorporated have amended the Share Purchase Agreement to rescind the effective date of September 30, 2003 and postpone closing of the Share Purchase Agreement until audited financial statements of Logical Sequence Incorporated have been obtained. Logical Sequence Incorporated has advised the Registrant that it shall engage new auditors and anticipates providing the audited financial statements on or before December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had current assets of $304,409 which included $7,994 in cash, and $296,064 in marketable securities. Our investments in unevaluted oil as gas properties is $827,101 which is an increase from the $575,485 at June 30, 2003.

The Company anticipates meeting its immediate capital needs to finance the exploration program on the Working Interest and the Additional Interest. We intend to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. Pursuant to the Enervision-Helical subscription agreement, we will receive a 15% interest in the venture, as a condition of the above described private placement. We can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture.

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

Item 2.   Changes in Securities.  None.


Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information. Acquisition of a Business

Logical Sequence, Incorporated.

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which has issued 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Pursuant to the Share Purchase Agreement and the Registrant's disclosure requirements under the Securities Exchange Act of 1934, audited financial statements of Logical Sequence Incorporated for its fiscal year ended March 31, 2003 were to be provided to the Registrant on or before November 28, 2003. However due to the unforeseen circumstances of the resignation of the auditor for Logical Sequence Incorporated, such audited financial statements could not be obtained by said date. As a result, the Registrant and Logical Sequence Incorporated have amended the Share Purchase Agreement to rescind the effective date of September 30, 2003 and postpone closing of the Share Purchase Agreement until audited financial statements of Logical Sequence Incorporated have been obtained. Logical Sequence Incorporated has advised the Registrant that it shall engage new auditors and anticipates providing the audited financial statements on or before December 31, 2003.

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

10.11    Logical Sequence Inc. Distribution Agreement(5)
10.12    Share Purchase Agreement(5)
10.13    Share Purchase Support Agreement(5)
10.14    Voting Trust Agreement(5)
10.15    Addendum Agreement
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification

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

(5) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB for the three month period ended September 30, 2003. (file number 000-30254)

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

          None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  December 1, 2003


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer