Form 10QSB
period 2003-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-03-02
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the six month period ended December 31, 2003

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


                                      N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2004, the Registrant had 19,949,500 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Item 1.   Financial Statements.







                      SHANNON INTERNATIONAL RESOURCES, INC.




                              FINANCIAL STATEMENTS

                                   (UNAudited)

                     For the period ended December 31, 2003

                      SHANNON INTERNATIONAL RESOURCES, INC.

                                 C O N T E N T S





                                                                     Page
                                                                   -------

         Balance Sheets                                               F-2

         Statements of Operations                                     F-3

         Statements of Cash Flows                                     F-5

         Notes to Financial Statements                                F-6


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)

                                 Balance Sheets



                                                   ASSETS
                                                                                December 31,    June 30,
                                                                                   2003           2003
                                                                                (Unaudited)   (See Note 1)
                                                                                -----------    -----------
CURRENT ASSETS
   Cash                                                                         $     5,559    $    16,048
   Accounts receivable                                                                   --             --
   Prepaid expense                                                                    2,454            526
   Investments in marketable securities                                             353,016        414,854
                                                                                -----------    -----------
         Total current assets                                                       361,029        431,428

Property and equipment
  less accumulated depreciation of $144 and $48                                       1,200          1,296
Investments in unevaluated oil and gas properties
  (Full cost method)                                                                864,472        575,485
                                                                                -----------    -----------
         Total long-term assets                                                     865,672        576,781

Other assets
   Deferred acquisition costs                                                        93,418             --

         Total assets                                                           $ 1,320,119    $ 1,008,209
                                                                                ===========    ===========



                                          LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $    48,347    $    76,711
   Drilling participation payable                                                        --         53,485
   Shareholder advances                                                                  --          5,019
                                                                                -----------    -----------
         Total current liabilities                                                   48,347        135,215

         Total liabilities                                                           48,347        135,215

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
    authorized; 18,817,100 and 16,147,024 shares issued
    and outstanding at September 30, 2003 and June 30, 2003                          18,817         16,147
   Additional paid-in capital                                                     1,405,976        787,110
   Common stock warrants                                                            165,962        125,779
   Deficit accumulated during exploration stage                                    (457,971)      (143,824)
   Accumulated other comprehensive income (loss)                                    138,988         87,782
                                                                                -----------    -----------
         Total stockholders' equity                                               1,271,772        872,994
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $ 1,320,119    $ 1,008,209
                                                                                ===========    ===========





         The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)

                            Statements of Operations
                                   (Unaudited)
                                                                                                  February 7,
                                                                                                    1999
                                                                                                (Inception) to
                                Three Months Ended December 31,  Six Months Ended December 31,   December 31,
                                     2003            2002            2003            2002           2003
                                  ---------       ----------     -----------      ---------       ---------
Expenses
     Administrative costs         $  17,879       $   5,749       $  36,969       $  12,978       $ 123,608
     Consulting                     212,192              --         216,503              --         247,067
     Professional fees               20,233           9,274          36,649          21,128         136,932
     Currency exchange                4,004           1,452           1,337           1,452           6,483
                                  ---------       ---------       ---------       ---------       ---------
         Total expenses             254,308          16,475         291,458          35,558         514,090
                                  ---------       ---------       ---------       ---------       ---------

(Loss) from operations             (254,308)        (16,475)       (291,458)        (35,558)       (514,090)

Other Income and (Expenses):
     Interest expense                  (262)         (2,441)           (913)         (4,600)         (5,212)
     Miscellaneous income                --              --           1,251              --           1,251
     Gain on sale of stock           24,240           9,027          24,240           9,027          60,080
                                  ---------       ---------       ---------       ---------       ---------


Net (loss) before income tax      $(230,330)      $  (9,889)       (266,880)        (31,131)      $(457,971)

Provision for income tax                 --          43,624         (47,267)         43,624              --
                                  ---------       ---------       ---------       ---------       ---------

Net income (loss)                  (230,330)         33,735        (314,147)         12,493        (457,971)
                                  =========       =========       =========       =========       =========



         The accompanying notes are an integral part of these statements



                     SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)
                                                                                                               February 7,
                                                                                                                 1999
                                                                                                            (Inception) to
                                       Three Months Ended December 31,    Six Months Ended December 31,      December 31,
                                           2003             2002              2003              2002             2003
                                      -------------     -------------     ------------      ------------     -------------
Net income (loss) per share           $       (.01)     $        nil      $       (.02)     $        nil     $        (.04)

Weighted average number of shares
outstanding                             17,217,100        14,050,000        17,007,089        14,050,000        11,481,350


Other comprehensive income:
     Net income (loss)                $   (230,330)     $     33,735      $   (314,147)     $     12,493     $    (457,971)
     Unrealized (loss) on
       marketable securities               152,593           (81,015)          138,988           (39,776)          138,988
                                      -------------     -------------     ------------      ------------     -------------
Total other comprehensive
     income (loss)                    $    (77,737)     $    (47,280)         (175,159)          (27,283)    $    (318,983)
                                      =============     =============     ============      ============     =============



         The accompanying notes are an integral part of these statements


                     SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             Inception
                                                      Six Months        Six Months         (February 17,
                                                        Ended             Ended               1999) to
                                                     December 31,      December 31,         December 31,
                                                         2003              2002                2003
                                                    -------------      ------------       --------------
Operating activities:
  Net income (loss)                                 $  (314,147)       $    12,494        $  (457,971)
  Adjustments to reconcile net loss to cash                 248
   from operating activities:
    Adjustments for non-cash items:
       Depreciation expense                                  95                 --                144
       Gain on sale of investments                      (24,240)            (9,027)           (60,080)
       Stock issued for services                        169,200                 --            169,200
    Changes in operating assets and liabilities:
       Accounts payable and advances                    (28,364)           118,759            101,831
       Deferred income tax benefit                       47,267            (43,624)                --
       Prepaid expense                                   (1,928)                --             (2,454)
                                                    -----------        -----------        -----------
  Total adjustments                                     162,030             66,356            208,641
                                                    -----------        -----------        -----------
Net cash from operating activities                     (152,117)            78,850           (249,330)

Investing activities:
  Acquisition of oil and gas properties                (239,940)                --           (815,425)
  Purchase of marketable securities                     (29,882)           (95,536)          (368,178)
  Sale of marketable securities                          17,367                 --            111,698
  Acquisition of furniture and fixtures                      --                 --             (1,344)
  Deferred acquisition costs                            (93,418)                --            (93,418)
                                                    -----------        -----------        -----------
Net cash from investing activities                     (345,873)           (95,536)        (1,166,667)

Financing activities:
  Common stock and warrants                             487,500                 --          1,407,787
  Receipts from loans receivable                             --                 --             13,768
                                                    -----------        -----------        -----------
Net cash from financing activities                      487,500                 --          1,421,555

Net change in cash                                      (10,489)           (16,686)             5,558

Cash at beginning of period                              16,048             17,580                 --
                                                    -----------        -----------        -----------
Cash at end of period:                              $     5,558        $       894        $     5,558
                                                    ===========        ===========        ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                        $       262    $        --    $        --
    Income taxes                                    $        --    $        --    $        --

  Noncash investing and financing activities
    Marketable securities exchanged for debt        $   102,532    $        --    $        --
    Stock issued to satisfy debt                          5,019             --             --





        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                December 31, 2003



Note 1 - Management's Statement

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2003, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be followed by Shannon International Resources, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2003 are based upon the audited financial statements of that date. Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 - Organization

The Company was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year-end.

The Corporation's primary business activity to date has been the acquisition, exploration, development and production of oil & gas properties in the province of Prince Edward Island, Canada. The Company has recently expanded its focus to include software investments. The Corporation is in the exploration stage.

The Company incorporated a wholly-owned subsidiary, Shannon Investments, Ltd. (a Canadian Corporation) ("Investments") as of August 15, 2003. Investments has had no activity to date.

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                December 31, 2003



Note 4 - Stockholders' Equity

During the three months ended December 31, 2003, the Company sold 1,000,000 shares of common stock for $225,000 (weighted average $.23 per share), and issued 600,000 for services, valued at $169,200 (weighted average $.28 per share) based on fair market value on the date issued.

Note 5 - Deferred Acquisition Cost

During the six months ending December 31, 2003, the Company advanced $93,418 in connection with the acquisition of Logical Sequence Incorporated ("LSI"), a private Canadian company engaged in the development of automotive dealer management systems. The Company expects to close the acquisition within the next twelve months, at which time the amounts advanced will be included in the cost of the subsidiary acquired.

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

The Company has two operating agreements with joint operating partners with whom it is engaging in exploration activities on its Working Interests. The Joint Operating Agreement for Permit 96-06 is dated October 22, 2001 and the Joint Operating Agreement for Permits 96-04, 96-05, 96-07, 96-08, 96-09 and 96-10 is
dated October 23, 2002. The Parties are the Company, CMB Energy Corp., Rally Energy Corp., and The Conquistador Trust. The division of costs and expenses for the covered property is Rally Energy Corp., fifty-five percent, The Conquistador Trust, seven percent, CMB Energy Corp., thirteen percent and Shannon, twenty five percent. Rally Energy Corp., is the Operator with management responsibility for the operations on the property. The Company held three percent of its working interest in trust for American Manor Enterprises Inc., pursuant to the Participation Agreement dated November 22, 2002 whereby the Company farmed out the three percent to American Manor Enterprises Inc., in consideration of $180,000 Cdn., paid to complete the Company's cost of drilling, completing or abandoning the first two test wells. In October 2003, the Company purchased the three percent from American Manor Enterprises Inc., for $135,000 Cdn.

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

As of September 30, 2003, all available data relevant to the permits had been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several high potential, shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that damage to the formation may have occurred and the well has been suspended pending further investigation and study.

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

Under the terms of the subscription agreement, Helical developed a Proof of Concept for the application. The Company will receive a 15% interest in the venture, as a condition of the above private placement and can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture. Helical will provide technology to the venture and hold the balance of the interest in the venture. Any subsequent venture funding required beyond the CDN $350,000 above, will be the pro-rata responsibility of venture partners.

As of March 1, 2004, the Company and Enervision are negotiating a Shareholders Agreement for the further development, commercialization and financing of the technology. The Company has not provided any additional capital as of March 1, 2004.

Logical Sequence Inc.

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition is anticipated to closing during the current quarter upon completion of all of the conditions of closing.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which will issue 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We will have an obligation to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004. We also will have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated, is the developer of comprehensive and integrated software applications for automobile dealerships. Logical Sequence has an exclusive distribution agreement with Electronic Data Systems Inc., to market, distribute and support the Total Information Management or TIM software in North America, Latin America and the Caribbean.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002.

RESULTS OF OPERATIONS

During the six months ended December 31, 2003, the Company had a net loss of $291,458 compared to a net loss of $35,558 for the six months ended December 31, 2002. Total expenses increased over $250,000 primarily from $216,503 in corporate development and finance consulting fees of which $169,200 is a non-cash adjustment expense for the issuance of 600,000 shares of restricted common stock to consultants. Administrative costs increased $24,000 from $12,978 for the six months ended December 31, 2002 to $36,969 for the six months ended December 31, 2003 primarily due to travel and investor awareness related expenses. The loss also included a $47,267 provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had current assets of $361,029 which included $5,559 in cash, and $353,016 in marketable securities. Our investments in unevaluated oil and gas properties is $865,672 which is an increase from the $576,781 at June 30, 2003 reflecting payment of the Company's obligations to finance the exploration program on the Working Interest and the Additional Interest. The Company has also recorded $93,418 in deferred acquisition cost reflecting cash loaned to Logical Sequence Incorporated in anticipation of closing the acquisition.

The Company anticipates meeting its immediate capital needs to finance the exploration program on the Working Interest and the Additional Interest. We anticipate having an obligation to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004. Pursuant to the Enervision-Helical subscription agreement, we will receive a 15% interest in the venture, as a condition of the above described private placement. We can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture.

The Company believes that due to its efforts to increase investor awareness of the Company and favorable market reaction to its pending acquisition of Logical Sequence Incorporated, its ability to sell equity securities to raise capital is improved. The Company believes such sales may be both through the exercise of outstanding common stock purchase warrants and through further private placements of its securities.

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

Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.



                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

During the fiscal quarter ended December 31, 2003, the Company issued 2,732,900 shares of common stock to eight investors. 1,907,900 shares were sold to four investors at $0.25 per share pursuant to a private placement, of this amount 400,000 shares were issued in payment of consulting fees. 625,000 shares were sold to four investors upon the exercise of outstanding warrants to acquire common stock at $0.20 per share. An additional 200,000 shares were issued as payment for corporate development and finance consulting services.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors, existing shareholders or warrant holders who were provided all of the current public information available on the Company.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.

Acquisition of a Business: Logical Sequence Inc.

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition is anticipated to closing during the current quarter upon completion of all conditions of closing. A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which will issue 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We will have an obligation to provide Logical Sequence Incorporated, up $760,000 U.S. for software development over the period ending October 31, 2004. We also will have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated, is the developer of comprehensive and integrated software applications for automobile dealerships. Logical Sequence has an exclusive distribution agreement with Electronic Data Systems Inc., to market, distribute and support the Total Information Management or TIM software in North America, Latin America and the Caribbean.

Additional Members of the Board of Directors

In January and February 2003, the Board of Directors of the Company created three additional seats to the Board and appointed Rod Wark, John W. Rogers and Kenneth N. Davis to the Board.

Kenneth N. Davis Jr., is the Managing Director of Bentley Associates L.P., a full service investment banking firm serving middle market and growth companies since 1990. Prior to joining Bentley Associates. Mr. Davis led his own investment banking firm, Corporate Development Associates for five years. He also managed the Merger and Acquisition Departments at Tucker Anthony and Advest. Mr. Davis was Senior Vice President and Chief Financial Officer of Syntex Corporation. Mr. Davis was the U.S. Assistant Secretary of Commerce during 19xx and 19xx. Prior to his appointment, he had a twenty year career with IBM Corporation including five years as its Chief Financial Officer. Mr. Davis holds a B.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

John W. Rogers is the newly appointed President and Chief Executive Officer of Logical Sequence Incorporated in Halifax, Nova Scotia. Prior to this he provided IT services consulting services to Maritime Life Assurance Company of Halifax, Nova Scotia. Mr. Rogers held several software project manager positions with Keane Canada Inc., Halifax, Nova Scotia during 2001 and 2002. He also served in several director and project manager position with Sierra Systems Consultants Inc., in Halifax, Nova Scotia during 1998 to 2001. Mr. Rogers was the president and founder of Interactive Trading Network, Dartmouth, Nova Scotia which developed specialized digital marketing software. Mr. Rogers held director and management positions with Dalhousie University in Halifax, Nova Scotia from 1985 to 1997. Mr. Rogers holds a Data Processing Technology Diploma from Nova Scotia Community College, Dartmouth, Nova Scotia 1983.

Rod Wark has been a corporate executive and corporate development consultant with over 20 years experience directing sales and marketing, coordination of business operations, mergers and acquisitions and the legal and financial structuring of complex transactions. He served as President and Chief Operating Officer of Xwave of Halifax, Nova Scotia, from 1998 to 2003. Xwave is one of the largest IT companies in Canada delivering IT services with over $425 million in revenues and 2,800 people in 15 offices in Canada, the U.S. and Europe. From 1988 to 1998, Mr. Wark was an Associate Partner of Anderson Consulting, a $7 billion in revenue global consulting firm with expertise in all areas of business consulting. Prior to this, he was Regional Director of Synerlogic Inc., a Canadian technology consulting company subsequently acquired by Anderson Consulting.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

REGULATION
    S-B        EXHIBIT
  NUMBER

3.1            Articles of Incorporation(1)
3.2            Bylaws(1)
4.1            1999 Stock Option Plan (2)
10.1           Working Interest Acquisition Agreement(1)
10.2           Purchase and Joint Venture Agreement(1)
10.3           Oil and Natural Gas Permit No. 96-06 (1)
10.4           Amendment to Working Interest Acquisition Agreement (1)
10.7           Acquisition of Additional Interests Agreement (3)
10.8           Oil and Natural Gas
               Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9           Joint Operating Agreements dated October 22, 2001
               and October 23, 2001. (3)
10.10          Participation Agreement (4)
10.11          Logical Sequence Inc. Distribution Agreement (5)
10.12          Share Purchase Agreement (5)
10.13          Share Purchase Support Agreement (5)
10.14          Voting Trust Agreement (5)
10.15             Addendum Agreement (6)
31.1           Sarbanes Oxley Section 302 Certification
31.2           Sarbanes Oxley Section 302 Certification
32.1           Sarbanes Oxley Section 906 Certification
32.2           Sarbanes Oxley Section 906 Certification

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

(5) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB for the three month period ended September 30, 2003. (file number 000-30254).

(6) Incorporated by reference to the exhibits to the Company's amended quarterly report on Form 10-QSB for the three month period ended September 30, 2003 filed on December 2, 2003. (file number 000-30254).

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

          None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  March 1, 2004



By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer