Form 10KSB/A
period 2003-06-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-04-09
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

Exhibit index on consecutive page 24          Page 1 of 47 Pages

EXPLANATORY NOTE ON AMENDMENT.

This amended report has revised Part I, Item 1 Description of Business, Part II
Item 6 Management's Discussion and Analysis of Financial Condition, Part II,
Item 7 Financial Statements, Part II Item 8A Controls and Procedures, Part III
Item 13 Exhibits and Part III Item 14 Principal Accountant Fees and Services. These amendments are made in response to comments of the U.S. Securities and Exchange Commission staff upon review of the original filing.





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

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003, on Permit 96006 in which the Company holds a net twenty-two percent working interest. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well, Seaview #1 situated on Permit 96-06 on a separate structure was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of two additional zones was carried out with similar results. However, upon investigation it appears mechanical failure or errors in the perforation process may have occurred and the well has been suspended pending further investigation and study with a view to successfully completing the well.

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



Drilling Activities

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. On Permit 96-06 in which the Company holds a net twenty-two percent working interest, the first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on Permit 96-06 on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of two additional zones was carried out with similar results. It appears that mechanical failure or errors in the perforation process may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

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

The Company intends to follow the full cost method of accounting for oil and gas properties. The Company is deemed to be in the planning and exploration stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

Plan Of Operation

The Company's Plan of Operation is to continue its participation in natural gas exploration on Prince Edward Island while expanding its focus to include investments in companies engaged in information technology businesses.

Natural Gas Exploration Program

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

As of September 30, 2003, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program is on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that mechanical failure or errors in the perforation process may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

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

EnerVision-Helical Investment

In May 2003, the Company entered into a subscription agreement with EnerVision Incorporated ("EnerVision") and its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, whereby the Company will participate in the development and commercialization of the Helical Software Platform for Very Large Data Base (VLDB) management. The Helical Software Platform capabilities allow for the acquisition, visualization, fusion, management and archiving of near limitless quantities of data in real time at the desktop level. The software platform is based on Helical's proprietary implementation of HHCode technology, known as Self Defining Structure (SDS).

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

Logical Sequence Incorporated

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition is anticipated to close upon completion of all of the conditions of closing.

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

       Statements of Cash Flows                                    F-7

Notes to Financial Statements                                 F8 - F17

               Report of Independent Certified Public Accountants


The Board of Directors
Shannon International Resources, Inc.

We have audited the accompanying balance sheets of Shannon International Resources, Inc. (an Exploration Stage Company) as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002 and for the period from February 17, 1999 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon International Resources, Inc. (an Exploration Stage Company) as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, and for the period from February 17, 1999 (inception) to June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

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


MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

September 26, 2003



                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                                 Balance Sheets



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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 16,147,024  and 15,496,980 shares issued
     and outstanding at June 30, 2003 and 2002                               16,147                14,050
   Additional paid-in capital                                               787,110               349,750
   Common stock warrants                                                    125,779                94,740
   Deficit accumulated during exploration stage                            (143,824)             (130,911)
   Accumulated other comprehensive income                                    87,782                21,467
                                                                   ------------------    ------------------
         Total stockholders' equity                                         872,994               349,096

Total liabilities and stockholders' equity                         $      1,008,209      $        469,368
                                                                   ==================    ==================


        The accompanying notes are an integral part of these statements


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Operations



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
                                       ===================     ===================     ================



        The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (a. Exploration Stage Company)
                        Statement of Stockholders' Equity



                                                Common Stock                                   Deficit
                               --------------------------------------------                 Accumulated    Accumulated
                                                                Additional     Common          During         Other
                                                                 Paid-in        Stock       Exploration   Comprehensive
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
June 30, 2000



         The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                  Statement of Stockholders' Equity (continued)



                                               Common Stock                               Deficit
                              --------------------------------------------------------  Accumulated    Accumulated
                                                             Additional      Common        During        Other
                                                              Paid-in         Stock      Exploration  Comprehensive
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


        The accompanying notes are an integral part of these statements


                                      F-6
                                  (continued)


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                  Statement of Stockholders' Equity (continued)


                                   Common Stock                                       Deficit
                          ---------------------------------------                  Accumulated    Accumulated
                                                       Additional      Common         During         Other
                                                        Paid-in         Stock      Exploration   Comprehensive
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
                          ============    ==========   ==========    ==========    ===========    ============   ============



        The accompanying notes are an integral part of these statements


                                      F-7
                                  (continued)


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Cash Flows




                                                     Year             Year         Feb. 17, 1999
                                                     Ended            ended       (Inception) to
                                                  June 30, 2003    June 30, 2002   June 30, 2003
                                                  ------------- -  --------------  --------------
Operating Activities:
     Net (loss)                                     $ (12,913)     $ (73,335)     $(143,824)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Gain on sale of investments                    (34,956)        (2,430)       (37,376)
       Depreciation expense                                48             --             48
       Deferred income tax benefit                    (47,267)            --        (47,267)
     Changes in operating assets and liabilities:
       Accounts payable and advances                   35,252         92,537        137,626
       Prepaid expense                                   (526)            --           (526)
                                                    ---------      ---------      ---------
       Total adjustments                              (47,449)        90,107         52,505
                                                    ---------      ---------      ---------
       Net cash provided by (used by)
        operating activities                          (60,362)        16,772        (91,329)

Investing activities
     Acquisition of oil and gas properties                 --       (103,678)      (179,334)
     Investment in oil and gas properties            (262,473)      (164,334)      (366,151)
     Acquisition of furniture and fixtures             (1,344)            --         (1,344)
     Purchases of marketable securities              (212,928)      (125,368)      (338,296)
     Sales of marketable securities                    73,829         22,048         95,877
                                                    ---------      ---------      ---------
       Net cash (used by) investing activities       (402,916)      (371,332)      (790,794)

Financing activities
     Issuance of common stock and warrants            470,496        365,741        890,286
     Advances from shareholders                        (8,750)         6,339         13,769
                                                    ---------      ---------      ---------
       Net cash provided by financing
        activities                                    461,746        372,080        904,055
                                                    ---------      ---------      ---------

Net change in cash and cash equivalents                (1,532)        17,520         16,048
                                                    ---------      ---------      ---------
Cash at beginning of period                            17,580             60              0
                                                    ---------      ---------      ---------
Cash at end of period                               $  16,048      $  17,580      $  16,048
                                                    =========      =========      =========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                     $     718      $     186      $     904
       Income taxes                                 $      --      $      --      $      --




                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                      Statements of Cash Flows (continued)



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








        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)


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

The Corporation's primary business activity is investments in oil & gas and technology. To date, the Company has invested in the acquisition, development and production of natural gas and coalbed methane properties. Currently, the Corporation has an interest in non-producing properties in the province of Prince Edward Island, Canada. The Corporation is in the exploration stage and has no revenue from oil and gas activities.


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

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)



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

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)


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

Substantially all of the Company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the consolidated financial statements reflect only the Company's proportionate ownership interest in such activities.

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)


Note 3 - Exploration Stage Company

Based upon the Company's business plan, it is a exploration stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




Note 5 - Property and Equipment

Components of property and equipment consist of:


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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




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
                                                            -------------------
                                                                  775,000
                                                            ===================

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)





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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




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
                                        ===============     ==============

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




The Company's deferred income tax asset (liability) consist of the following:

                                                   Year Ended            Year Ended
                Component:                        June 30, 2003        June 30, 2002
---------------------------------------------   ----------------     -----------------
Deferred taxes on unrealized gains included      $     (47,267)       $      (11,559)
  in comprehensive income
Deferred tax benefit from net operating loss
  carryforwards                                         73,616                52,553
Tax valuation allowance                          $     (26,349)       $      (52,553)
                                                ----------------     -----------------
     Total                                       $          --        $      (11,559)
                                                ================     =================


The overall effective tax rate differs from the Company's expected statutory rate for the year ended June 30, 2003 is as follows:

Tax provision based upon statutory rate       35.0%
Change in valuation allowance                (113.5%)
                                            ---------
Effective tax rate                           (78.5%)
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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)




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

Tax Fees

Miller & McCollom was paid no fees for the fiscal year ended June 30, 2002 and no fees for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

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

                 Date:  April 8, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By /S/  BLAIR COADY
                                  ---------------------
                                  BLAIR COADY, Director

                                  Date:  April 8, 2004


                                  ---------------------
                                  GREG ISENOR, Director

                                  Date:


                                  By  /S/ AUBREY PALMETER
                                  -------------------------
                                  AUBREY PALMETER, Director

                                  Date: April 8, 2004


                                  By /S/ BRIAN BRADBURY
                                  ------------------------
                                  BRIAN BRADBURY, Director

                                  Date: April 8, 2004


                                  By /S/ DENNIS BROVARONE
                                  -------------------------
                                  DENNIS BROVARONE Director

                                  Date: April 8, 2004