Form 10QSB/A
period 2003-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-04-09
CIK 1081047

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


               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

          Yes [ ]     No [X]

Explanatory Note on Amendment

This amended report has revised Part I Item 1 Financial Statements, Part I Item 2 Management's Discussion and Analysis of Financial Condition, Part I Item 3 Controls and Procedures and Part II Item 6 Exhibits. These amendments are made in response to comments of the U.S. Securities and Exchange Commission staff upon review of the original filing.

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

         Balance Sheets                                             F-2

         Statements of Operations                                   F-3

         Statements of Cash Flows                                   F-4

         Notes to Financial Statements                          F-5 to F-6


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)

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


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
    authorized; 17,217,100 and 16,147,024 shares issued
    and outstanding at September 30, 2003 and June 30, 2003                         17,217         16,147
   Additional paid-in capital                                                      969,559        787,110
   Common stock warrants                                                           209,779        125,779
   Deficit accumulated during exploration stage                                   (227,640)      (143,824)
   Accumulated other comprehensive income (loss)                                   (13,605)        87,782
                                                                               -------------  -------------
         Total stockholders' equity                                                955,310        872,994

Total liabilities and stockholders' equity                                    $  1,132,758   $  1,008,209
                                                                               =============  =============



        The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)


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


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Inception
                                                                  Three Months          Three Months         (February 17,
                                                                      Ended                 Ended               1999) to
                                                                  September 30,         September 30,         September 30
                                                                      2003                  2002                  2003
                                                                ------------------    ------------------    -----------------
Operating activities:
   Net (loss)                                               $           (83,816)   $          (21,242)   $        (227,640)
   Adjustments to reconcile net loss to cash
     Used for operating activities:
   Adjustments for non-cash items:
      Depreciation expense                                                   48                    --                   96
      Deferred income tax benefit                                        47,267                    --                   --
      Gain on sale of investments                                            --                    --              (35,840)
   Change in assets and liabilities:
      Accounts payable and advances                                      47,252                74,786              177,448
      Prepaid expense                                                       175                                       (351)
                                                                ------------------    ------------------    -----------------
      Total adjustments                                                  94,742                74,786              141,353
                                                                ------------------    ------------------    -----------------
        Net cash used for operating activities                           10,926                53,544              (86,287)

Investing activities:
  Acquisition of oil and gas properties                                      --                    --             (179,334)
  Investment in oil and gas properties                                 (251,616)              (69,549)            (617,767)
  Purchase of marketable securities                                     (29,864)                   --             (368,160)
  Acquisition of furniture and fixtures                                      --                    --               (1,344)
  Sale of marketable securities                                              --                    --               94,331
                                                                ------------------    ------------------    -----------------
    Net cash (used by) investing activities                            (281,480)              (69,549)          (1,072,274)

Financing activities:

  Common stock and warrants                                             262,500                    --            1,152,787
  Receipts from loans receivable                                             --                    --               13,768
                                                                ------------------    ------------------    -----------------
    Net cash provided by financing activities                           262,500                    --            1,166,555

Net change in cash and cash equivalents                                  (8,054)               16,005                7,994

Cash at beginning of period                                              16,048                17,580                   --
                                                                ------------------    ------------------    -----------------
Cash at end of period:                                      $             7,994    $            1,575    $           7,994
                                                                ==================    ==================    =================

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

    Interest                                                $                --    $               --    $              --
    Income taxes                                            $                --    $               --    $              --

  Noncash investing and financing activities
    Issuance of common stock for services                   $                --    $               --    $          40,200
    Stock issued to acquire subsidiary                      $         1,938,000    $               --    $       1,938,000



        The accompanying notes are an integral part of these statements.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)



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

Note 5 - Recent Accounting Pronouncements

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

The company has investments in properties under oil and gas leases in the amount of $827,101 at September 30, 2003, that are currently classified on the balance sheet as tangible assets. In the event that it is determined that SFAS 141 and 142 are applicable to these oil and gas mineral rights, the company would be required to classify its oil and gas mineral rights held under lease and other contractual arrangements separately from oil and gas properties as intangible assets on our balance sheet, and additional disclosures required by SFAS No. 141 and No. 142 relative to intangibles would be included in the notes to financial statements.

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

Logical Sequence, Incorporated.

In October 2003, we executed an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which shall issue 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We will have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also will have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

Item 2.   Changes in Securities.  None.


Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information. Acquisition of a Business

Logical Sequence, Incorporated.

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. We created a wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., which will issue 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are convertible into our common stock at the election of the holder at any time over the next five years on a share for share basis. We will have an obligation to provide Logical Sequence Incorporated, up to $1 million Canadian or approximately $760,000 U.S. for software development over the twelve month period ending October 31, 2004. We also will have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     REGULATION

 S-B     EXHIBIT
NUMBER

3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      1999 Stock Option Plan (2)
10.1     Working Interest Acquisition Agreement(1)
10.2     Purchase and Joint Venture Agreement(1)
10.3     Oil and Natural Gas Permit No. 96-06 (1)
10.4     Amendment to Working Interest Acquisition Agreement (1)
10.7     Acquisition of Additional Interests Agreement (3)
10.8     Oil and Natural Gas
         Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9     Joint Operating Agreements dated October 22, 2001
         and October 23, 2001. (3)
10.10    Participation Agreement (4)
10.11    Logical Sequence Inc. Distribution Agreement(5)
10.12    Share Purchase Agreement(5)
10.13    Share Purchase Support Agreement(5)
10.14    Voting Trust Agreement(5)
10.15    Addendum Agreement(6)
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification

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

DATE:  April 7, 2004


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer