Form 10QSB/A
period 2003-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-04-09
CIK 1081047

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

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Explanatory Note on Amendment

This amended report has revised Part I Item 1 Financial Statements and Part I
Item 2 Management's Discussion and Analysis of Financial Condition. These amendments are made in response to comments of the U.S. Securities and Exchange Commission staff upon review of the Company's filing.




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
                                      =============     =============     ============      ============     =============



         The accompanying notes are an integral part of these statements


                     SHANNON INTERNATIONAL RESOURCES, INC.
                          (a Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             Inception
                                                      Six Months        Six Months         (February 17,
                                                        Ended             Ended               1999) to
                                                     December 31,      December 31,         December 31,
                                                         2003              2002                2003
                                                    -------------      ------------       --------------
Operating activities:
  Net income (loss)                                 $  (314,147)       $    12,494        $  (457,971)
  Adjustments to reconcile net loss to cash                 248
   from operating activities:
    Adjustments for non-cash items:
       Gain on sale of investments                      (24,240)            (9,027)           (60,080)
       Depreciation expense                                  95                 --                143
       Deferred income tax benefit                       47,267            (43,624)                --
       Stock issued for services                        169,200                 --            169,200
    Changes in operating assets and liabilities:
       Accounts payable and advances                    (28,364)           118,759            101,832
       Prepaid expense                                   (1,928)                --             (2,454)
                                                    -----------        -----------        -----------
  Total adjustments                                     162,030             66,356            208,641
                                                    -----------        -----------        -----------
Net cash from operating activities                     (152,117)            78,850           (249,330)

Investing activities:
  Acquisition of oil and gas properties                      --                 --           (179,334)
  Investment in oil and gas properties                 (239,940)                --           (606,091)
  Acquisition of furniture and fixtures                      --                 --             (1,344)
  Purchase of marketable securities                     (29,882)           (95,536)          (368,178)
  Sale of marketable securities                          17,367                 --            111,698
  Deferred acquisition costs                            (93,418)                --            (93,418)
                                                    -----------        -----------        -----------
Net cash from investing activities                     (345,873)           (95,536)        (1,136,667)

Financing activities:
  Common stock and warrants                             487,500                 --          1,377,787
  Receipts from loans receivable                             --                 --             13,768
                                                    -----------        -----------        -----------
Net cash from financing activities                      487,500                 --          1,391,555

Net change in cash                                      (10,489)           (16,686)             5,558

Cash at beginning of period                              16,048             17,580                 --
                                                    -----------        -----------        -----------
Cash at end of period:                              $     5,558        $       894        $     5,558
                                                    ===========        ===========        ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                        $       262    $        --    $        --
    Income taxes                                    $        --    $        --    $        --

  Noncash investing and financing activities
    Marketable securities exchanged for debt        $   102,532    $        --    $        --
    Stock issued to satisfy debt                          5,019             --             --





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


Note 6 - Recent Accounting Pronouncements

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

The company has investments in properties under oil and gas leases in the amount of $864,472 at December 31, 2003, that are currently classified on the balance sheet as tangible assets. In the event that it is determined that SFAS 141 and 142 are applicable to these oil and gas mineral rights, the company would be required to classify its oil and gas mineral rights held under lease and other contractual arrangements separately from oil and gas properties as intangible assets on our balance sheet, and additional disclosures required by SFAS No. 141 and No. 142 relative to intangibles would be included in the notes to financial statements.

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

Logical Sequence Inc.

In October 2003, we entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition is anticipated to close upon completion of all the conditions of closing.

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