Form 10QSB
period 2004-03-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-05-18
CIK 1081047

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2004, the Registrant had 19,975,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Item 1.   Financial Statements.





                      SHANNON INTERNATIONAL RESOURCES, INC.

                                 C O N T E N T S





                                                                   Page
                                                                -----------

         Balance Sheets                                             F-2

         Statements of Operations                               F-3 to F-4

         Statements of Cash Flows                               F-5 to F-6

         Notes to Financial Statements                          F-7 to F-10


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)

                                Balance Sheet



                                     ASSETS
                                     ------
                                                                                 March 31,      June 30,
                                                                                   2004           2003
                                                                                -----------   -----------
                                                                                (Unaudited)   (See Note 1)
CURRENT ASSETS
   Cash                                                                         $    22,326   $    16,048
   Prepaid expense and advances                                                       3,757           526
   Investments in marketable securities                                             350,773       414,854
                                                                                -----------   -----------
         Total current assets                                                       376,856       431,428

Furniture and Fixtures, net                                                           1,152         1,296
Investments in unevaluated oil and gas properties (full cost method)                865,083       575,485
                                                                                -----------   -----------
         Total Fixed Assets                                                         866,235       576,781
                                                                                -----------   -----------

Deferred acquisition costs                                                          200,642            --
                                                                                -----------   -----------
         Total assets                                                           $ 1,443,733   $ 1,008,209
                                                                                ===========   ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

CURRENT LIABILITIES
   Accounts payable                                                             $    34,521   $    76,711
   Drilling participation payable                                                        --        53,485
   Shareholder advances                                                                  --         5,019
                                                                                -----------   -----------
         Total current liabilities                                                   34,521       135,215
                                                                                -----------   -----------

         Total liabilities                                                           34,521       135,215
                                                                                -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value authorized; 19,975,000 and 16,147,024 shares issued
      and outstanding at March 31, 2004 and June 30, 2003                            19,975        16,147
   Additional paid-in capital                                                     1,615,537       787,110
   Common stock warrants                                                            286,594       125,779
   Deficit accumulated during exploration stage                                    (649,639)     (143,824)
   Accumulated other comprehensive income (loss)                                    136,745        87,782
                                                                                -----------   -----------
         Total stockholders' equity                                               1,409,212       872,994
                                                                                -----------   -----------

Total liabilities and stockholders' equity                                      $ 1,443,733   $ 1,008,209
                                                                                ===========   ===========




        The accompanying notes are an integral part of these statements


                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)
                                                                                                      February 7,
                                                                                                         1999
                                       Three Months Ended March 31,   Nine Months Ended March 31,   (Inception) to
                                       ----------------------------   ---------------------------       March 31,
                                           2004            2003           2004           2003            2004
                                        ------------   ------------   ------------   ------------   ------------
Expenses
     Administrative costs               $     70,404   $      9,458   $    107,373   $     22,433   $    194,012
     Consulting                               98,392             --        314,895             --        345,459
     Professional fees                        21,579         23,842         58,228         44,971        158,511
     Currency exchange                           845        (17,057)         2,182        (15,605)         7,328
                                        ------------   ------------   ------------   ------------   ------------
         Total expenses                      191,220         16,243        482,678         51,799        705,310
                                        ------------   ------------   ------------   ------------   ------------

Income (loss) from operations               (191,220)       (16,243)      (482,678)       (51,799)      (705,310)
Other Income and Expenses:
     Interest expense                           (448)            --         (1,361)            --         (5,660)
     Miscellaneous income                         --           (102)         1,252         (4,703)         1,252
     Gain on sale of investments                  --         17,131         24,240         26,158         60,080
                                        ------------   ------------   ------------   ------------   ------------
     Income (Loss) before income taxes      (191,668)           786       (458,547)       (30,344)      (649,639)
     Income tax benefit                           --          6,921        (47,267)        50,544             --
                                        ------------   ------------   ------------   ------------   ------------


Net income (loss)                       $   (191,668)  $      7,707   $   (505,814)  $     20,200   $   (649,639)
                                        ============   ============   ============   ============   ============

Net income (loss) per share             $       (.01)  $          *   $       (.03)  $          *   $       (.05)

Weighted number of shares outstanding     19,528,550     14,766,667     18,153,072     14,265,000     11,933,560

*  Less than $.01





        The accompanying notes are an integral part of these statements

                     SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                      Statements of Operations, Continued


                                   (Unaudited)

                                                                                                          February 7,
                                                                                                             1999
                                           Three Months Ended March 31,    Nine Months Ended March 31,   (Inception) to
                                           ---------------------------     ---------------------------      March 31,
                                           2004                   2003      2004                 2003         2004
                                           ---------           ---------   ----------      -----------    -------------
Other comprehensive income:
     Net income (loss)                     $(191,668)          $  7,707    $(505,814)        $  20,200     $  (649,639)
     Unrealized gain (loss) on marketable
       securities, net of deferred income
       taxes                                  (2,243)            12,853       48,963           (26,923)        136,745
                                           ---------           --------    ---------         ---------    ------------
Total other comprehensive                  $(193,911)          $ 20,560    $(456,851)        $  (6,723)    $  (512,894)
     income (loss)                         =========           ========    =========          =========   ============






        The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)
                                                                                     Inception
                                                   Nine Months    Nine Months      (February 17,
                                                      Ended          Ended            1999) to
                                                    March 31,    March 31, 2003       March  31,
                                                      2004                             2004
                                                  ------------   --------------    -------------
Operating activities:
  Net income (loss)                               $  (505,814)    $    20,200       $  (649,639)
  Reconciling adjustments:
    Depreciation expense                                  143          15,604               192
    Gain on Sale of Stock                             (24,240)         26,158           (60,080)
     Stock issued for services                        223,576         (11,559)          223,576
  Change in assets and liabilities:
   Accounts payable and advances                      (42,190)         43,713            88,005
   Deferred income tax benefit                         47,267              --                --
   Prepaid expenses and other                          (3,231)         11,047            (3,756)
                                                  -----------     -----------       -----------
    Net cash from operating activities               (304,489)        105,163          (401,702)

Investing activities:
  Acquisition of oil and gas properties              (240,551)       (264,681)         (816,036)
  Acquisition of furniture and fixtures                    --          (1,344)           (1,344)
  Investing in marketable securities                  (29,882)       (155,190)         (368,178)
  Deferred acquisition costs                         (200,642)             --          (200,642)
  Sales of marketable securities                       17,367              --           111,698
                                                  -----------     -----------       -----------
   Net cash from investing activities                (453,708)       (421,215)       (1,274,502)

Financing activities:
  Common stock issued for services                         --              --                --
  Cash received for shares sold                       764,475         215,000         1,684,762
  Loans from shareholder                                   --         100,000            13,768
                                                  -----------     -----------       -----------
   Net cash from financing activities                 764,475         315,000         1,698,530

Net change in cash and cash equivalents                 6,278          (1,052)           22,326

Cash at beginning of period                            16,048          17,580                --
                                                  -----------     -----------       -----------
Cash at end of period                             $    22,326     $    16,528       $    22,326
                                                  ===========     ===========       ===========


Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                      $     1,361   $        --         $        --
    Income taxes                                           --            --                  --
  Noncash investing and financing activities
    Marketable securities exchanged for debt               --            --              102,532
    Stock issued to satisfy debt                           --            --                5,019




        The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2004




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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2004



Note 4 - Stockholders' Equity

During the nine months ended March 31, 2004, the Company sold 3,482,976 shares of common stock for $769,475 (weighted average $.21 per share), and issued 345,000 shares for services, valued at $182,450 (weighted average $.53 per share) based on fair market value on the date issued.

The company also issued options to a consultant for 100,000 shares, exercisable at $.40 per share for a term of five years, values at $41,126 based on fair market value on the date issued.

Note 5 - Deferred Acquisition Cost

During the nine months ending March 31, 2002, the Company advanced $200,642 in connection with the acquisition of Logical Sequence Incorporated ("LSI"), a private Canadian company engaged in the development of automotive dealer management systems. The Company expects to close the acquisition within the next twelve months, at which time the amounts advanced will be included in the cost of the subsidiary acquired.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2004




Note 6 - Stock-based compensation

The following is a table of outstanding options and changes during the period ending March 31, 2004:


                                                                                  Weighted
                                                                 Non-              Average
                                            Employee           Employee           Exercise
                                             Options            Options             Price
                                         ----------------   ----------------   ----------------
Options Outstanding, June 30, 2002              450,000                 --                 .10
       Options granted:
           Employees/Directors                  325,000                 --                 .25
           Non-employees                             --                 --                  --
       Options expired                               --                 --                  --
       Options exercised                             --                 --                  --
                                         ----------------   ----------------   ----------------

Options Outstanding, June 30, 2003              775,000                 --                 .16
                                         ----------------   ----------------   ----------------

       Options granted:
           Employees/Directors                1,000,000                 --                 .69
           Non-employees                             --            100,000                 .40
       Options expired                               --                 --                  --
       Options exercised                             --                 --                  --
                                         ----------------   ----------------   ----------------

Options Outstanding, March 31, 2004           1,775,000            100,000                 .48
                                         ================   ================   ================


Outstanding options vest as follows:

                                 Range of Exercise                                  Weighted
                                      Prices                                        Average
                               ----------------------            Number             Exercise
                                 Low         High             of Shares              Price
         Vested at June 30     ---------   ----------     -------------------    ------------
         2002 and earlier       .10          .10               450,000       $       .10
                  2003           .25          .25               325,000       $       .25
                  2004           .40          .85               466,666               .44
                  2005           .50          .85               366,666               .38
                  2006           .50          .85               266,668               .27
                                                          -------------------
                                                              1,875,000
                                                          ===================


                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2004





Options granted consist of:

                                            Weighted Average
Year and Exercise price relative to fair     Fair Value at      Weighted Average
value of underlying stock                     Grant Date         Exercise Price
----------------------------------------   ------------------   ---------------
Year ending June 30, 2003:
   Exercise price less than fair value            .25                  .25

Year ending June 30, 2004:
   Exercise price equals fair value               .60                  .66


If not previously exercised or canceled, options outstanding at March 31, 2004 will expire as follows:

                                    Range of Exercise                                  Weighted
                                         Prices                                        Average
                                  ----------------------           Number              Exercise
                                    High         Low             of Shares              Price
                                  ---------   ----------     -------------------    ---------------
         Year Ending June 30,
                 2008               .50          .10              1,275,000         $    .28
                 2009               .85          .75                600,000              .82
                                                             -------------------
                                                                  1,875,000              .46
                                                             ===================



The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                                       Year Ended
                                     June 30, 2004
                                    ---------------
Expected Volatility:                     150%
Risk-free interest rate:                 .90%
Expected Dividends:                     ----
Expected Term in Years:                    5


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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                         (an Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2004





                                       Nine Months Ended
                                        March 31, 2004
                               As Reported           Pro forma
                               -----------           ---------
Net loss:                       (505,814)            (737,493)
Net loss per share:               (.03)                (.04)

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

As of May 14, 2004, the Company and Enervision are negotiating a Shareholders Agreement for the further development, commercialization and financing of the technology. The Company has not provided any additional capital as of May 14, 2004.


Logical Sequence Inccorporated

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

Logical Sequence Incorporated, is the developer of comprehensive and integrated software applications for automobile dealerships. Logical Sequence had an exclusive distribution agreement with Electronic Data Systems Inc., (EDS) to market, distribute and support its web-based Dealer Management software. In April 2004, Logical Sequence Incorporated terminated its agreement with Electronic Data Systems Inc., in response to Electronic Data Systems Inc.'s announced sale of its Automotive Retail Group to Automated Data Processing Inc.

Logical Sequence is presently in a testing phase for its new product line and is scheduled to implement two pilot sites during the current quarter. Logical Sequence intends to pursue third party marketing agreements as well as developing its own marketing as an alternative to EDS.



NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

RESULTS OF OPERATIONS

During the nine months ended March 31, 2004, the Company had a net loss of $402,238 compared to net gain of $20,200 for the nine months ended March 31, 2003. Administrative costs increased $67,856 from $4,391 for the nine months ended March 31, 2003 to $72,247 for the nine months ended March 31, 2004 primarily due to travel and investor awareness related expenses.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had current assets of $376,856 which included $22,326 in cash, and $350,773 in marketable securities which decreased $64,081 or 15% due to fluctuation in market prices. Our investments in unevaluated oil and gas properties is $865,083 which is an increase from the $575,485 at June 30, 2003 reflecting payment of the Company's obligations to finance the exploration program on the Working Interest and the Additional Interest. The Company has also record $200,642 in deferred acquisition cost reflecting cash loaned to Logical Sequence Incorporated in anticipation of closing the acquisition.

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

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.

Acquisition of a Business: Logical Sequence Incorporated

In October 2003, the Company entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition is anticipated to closing during the current quarter upon completion of all conditions of closing. A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which will issue 5,100,000 shares of common stock to the shareholders of Logical Sequence Incorporated. These shares are convertible into common stock of the Company at the election of the holder at any time over the next five years on a share for share basis. The Company will have an obligation to provide Logical Sequence Incorporated, up $760,000 U.S. for software development over the period ending October 31, 2004 and also will have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

DATE:  May 14, 2004


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer