Form 10KSB
period 2004-06-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-10-29
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended:   June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: 000 - 30254.

                      SHANNON INTERNATIONAL RESOURCES INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                             98-02049656
    ---------------------------               ------------------
   (State or other jurisdiction                 (IRS Employer
          of incorporation)                   Identification No.)


          Suite 2000, 715 - 5th Avenue, S.W., Calgary, Alberta T2P 2X6
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (403) 538 3706

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

As of September 24, 2004, 20,845,000 shares of Common Stock of the Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant (20,725,000 shares) as of September 24, 2004: $6,839,250 (See Item 5)

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

Exhibit index on consecutive page 75          Page 1 of 77 Pages

                             Part I.

Item 1. Development of Business
        -----------------------

Shannon International Resources Inc., hereafter Shannon has the objective of increasing shareholder value through a strategy of "Find Value, Add Value". Building from its origins in natural resources exploration, Shannon has moved into the information technology sector. We plan to continue to make new investments in the Information Technology field, and seek high quality opportunities.

Natural Gas Exploration Program
-------------------------------

Shannon was incorporated on February 17, 1999 under the laws of the State of Nevada for the purpose of financing and owning oil and natural gas development properties.

During March 1999, Shannon sold 2,000,000 shares of common stock to CMB Energy Corp. in exchange for a 25% working interest in Oil and Natural Gas Permit No. 9606 covering 116,279 acres of Prince Edward Island, Canada. In January 2002, Shannon acquired a further five percent Working Interest in six additional Permits totaling a gross acreage of 525,857 acres from CMB Energy Corp. The purchase price for the additional interests was $190,368, plus the vendor retained a Gross Overriding Royalty ("GORR") of 10% on this newly acquired acreage. Together these are the "Prior Working Interests".

On July 23, 2004, the Prior Working Interests permits expired. Rally Energy Corp., the Operator under the Joint Operating Agreement acquired new permits for approximately 308,000 acres of approximately 640,000 acres covered by the expired permits, including the acreage where the first two exploratory natural gas wells were drilled. Please See Description of the Business of the Company - Natural Gas Exploration Program page 10.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, the "2004 Working Interest". Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. Shannon acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.


Logical Sequence Incorporated.
------------------------------

In October 2003, Shannon entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, hereafter LSI, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of non-voting exchangeable stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into common stock of Shannon at the election of the holder at any time over the next five years on a share for share basis. Shannon has agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $ 321,000 Cdn has been provided through September 24, 2004. Shannon also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

LSI, is the developer of comprehensive and integrated software applications for the automotive industry. LSI had an exclusive distribution agreement with Electronic Data Systems Inc., (EDS) to market, distribute and support its web-based Dealer Management software. In April 2004, Logical Sequence Incorporated terminated its agreement with Electronic Data Systems Inc., in response to Electronic Data Systems Inc.'s announced sale of its Automotive Retail Group to Automated Data Processing Inc. - LSI's largest competitor. LSI is currently seeking new partners to enter into distribution agreements for its software.


EnerVision-Helical Investment
-----------------------------

In May 2003, Shannon entered into a subscription agreement with EnerVision Incorporated ("EnerVision") and its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, whereby Shannon will participate in the development and commercialization of the Helical Software Platform for Very Large Data Base
(VLDB) management. The Helical Software Platform capabilities allow for the acquisition, visualization, fusion, management and archiving of near limitless quantities of data in real time at the desktop level. The software platform is based on Helical's proprietary implementation of HHCode technology, known as Self Defining Structure (SDS).

Shannon subscribed for 1,250,000 units of EnerVision securities at a subscription price of CDN $150,000 or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of CDN $0.18 per common share, within two years of the date of the warrant.

Helical and Shannon will jointly develop a software application for the processing, visualization and archiving of seismic data built on the Helical Software Platform.

Under the terms of the subscription agreement, Helical will develop a Proof of Concept for the application. Shannon will receive a 15% interest in the venture, as a condition of the above private placement and can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture. Helical will provide technology to the venture and hold the balance of the interest in the venture. Any subsequent venture funding required beyond the CDN $350,000 above, will be the pro-rata responsibility of venture partners.

Description of the Businesses of The Company
--------------------------------------------


Information Technology:   Logical Sequence Incorporated.
--------------------------------------------------------

Summary
-------

     o Logical Sequence Incorporated (LSI) develops software applications for the North American automotive industry. LSI's legacy product, the TIM system, is currently running in over 300 dealerships across Canada. LSI's next generation product, Lynxphere, is currently being piloted/beta tested in a Nova Scotia dealership. The Lynxphere product is built on a purely web-based technology architecture. LSI's current legacy product suite has gained a high degree of success in Canada. In a Canadian industry-wide customer satisfaction survey conducted by Price Waterhouse Coopers and DesRosiers Automotive Consultants in 2000, LSI software placed first by a wide margin, winning out over ADP and Reynolds & Reynolds, among others.

     o LSI's next generation software suite, LynXphere, is now in pilot and is slated for general release in December 2004. The new suite consists of dealership Accounting & Vehicle Inventory, Parts Inventory, Service Management, Leasing and Sales, and Customer Relationship Management or CRM tools that are full-featured and fully integrated. LSI is differentiated from its competition by its ability to seamlessly handle all transactions for the automotive dealer in a true web-based environment.

LSI's installed products have been traditionally distributed through direct selling of licensing agreements. However, the Company intends to enter agreements with large distribution partners with the infrastructure required to deploy LSI products on a mass scale. In addition, LSI will build on its OEM relationships, while continuing direct sales where necessary. As of the date of this report, LSI has not entered into any third party distribution agreements.

Automotive dealers are increasingly opting to rent applications from an Application Service Provider or ASP. This lowers the overall cost of ownership by eliminating both a large up-front investment of capital and the resource investment required to maintain local servers. LSI's market plans include seeking distribution partners who possess expertise as ASPs.

Our mission is to establish LSI products as world leaders in software-based automobile dealership management solutions.


Product And Services
--------------------

LSI's products consist of automobile dealership management software that fully integrates back-office and front office functions with full-featured Accounting, Inventory Control, Parts, Service, Electronic Time Clock, Contact Management, F&I, CRM, and Management Reporting tools, among others. The dealership suite consists of:

     o Accounting - This full-featured and fully integrated accounting package contains all the features you expect from any professional accounting package and much more. In particular, the package works in concert with Glove, i.e. General Ledger Open View Environment. Glove is an invaluable management tool within the LSI System. This powerful tool offers dealers an up to the moment or "Real Time" screen snapshot of financial statements and Daily Operating Control (DOC). Just place your pointer on "statement balance" and Glove drills down to reveal all transactions for the selected balance. The Glove Daily Operating Control offers standard or user-defined department-by-department layout breakdowns, including budget graphical presentations, pie charts, bar graphs, etc.

     o Parts - LSI's Parts Inventory System operates in "Real Time" with Vehicle and Service departments. The system offers greatly increased efficiency by fully eliminating time consuming manual tasks such as generating and tracking customer orders, placing parts orders, and effectively managing and maintaining the shop's requirements and wholesale accounts. LSI records all sales, tabulates inventory, tracks activity history, and enables access to all transactional detail on screen and/or in print indefinitely.

     o Service - LSI's fully integrated Service Repair system works hand in hand with both LSI Parts and Vehicle Inventory. It features electronic repair orders and a "Real Time" computerized time clock for automatic pricing and labor costing, tracking productivity and efficiency, and updating payroll. Dealers experience higher hours per repair order, as the system reduces the tendency to discount. With real-time integration to Vehicle Inventory, the exact cost of every unit is available on-screen, accurate to the second, as all service invoices are automatically posted against applicable units. Open repair orders are displayed on-screen. A detailed profit analysis can be accessed any time beginning with the estimate process.

     o Sales Tracking - LSI's Sales Tracking system is designed to help sales staff maximize unit sales by tracking and profiling prospects, maintaining customer databases through successive purchases, and employing user-defined follow-up procedures.

     o Financing and Insurance - This is a fully integrated Windows-based Finance and Insurance (F&I) System, which utilizes open database compliant architecture to provide dealers with a powerful tool to improve profitability through user-friendly input screens. LSI's F&I can function in a stand-alone environment or as a fully integrated module with Accounting and Vehicle Inventory Programs.

     o Electronic Time Clock - LSI offers an integrated time clock, which enables service and body shop technicians to electronically log into repair and/or orders, made available to them. This Electronic Time Clock keeps an electronic listing of not only available time, but also clocked time and flat rate time on a work order. As well, this function automatically charges technician time to the appropriate work order. These times are available to be printed on a report or on a warranty invoice as needed.

     o Customer Relationship Management (CRM) - LSI's CRM increases absorption and customer satisfaction. This program includes customized reminder letters, postcards, phone lists, and more, offering you the ability to target a specific group of customers with a number of variables or choices. With the Service History and Next Service Due right on the Repair Order screen, personnel will have the tools to sell more effectively, efficiently, and professionally.

Our solutions are configurable, sophisticated, easy to use, scalable and affordable. They fit any size of dealer from the single location to large multi-branch and multi-franchise enterprises.


Installed Products
------------------

Our installed products are for auto-dealers that choose to host our automobile management solution on their own in house server. Implementation consists of installing our software on a server and PC's at the client's site, followed by training.


ASP Products
------------

Our ASP or Application Service Provider products are for auto-dealers that choose to rent our solution on a monthly basis. Implementation consists of configuring the ASP server for the client's specific needs, followed by training. Our product suite is currently in pilot and will be ASP capable by October 2004.


Sales and Distribution
----------------------

Distributor Sales
-----------------

LSI will train all distributor sales representatives. In addition, LSI will regularly provide refresher training and pre-rollout product education to its partner sales teams.

Sales Model
-----------

Our partner's sales process is expect to include the following steps:

Lead generation from advertising, trade shows, customer references, visitors to our Website and cold calling;

Initial contact and qualification performed by telephone;

Provision of product information electronically or by mail;

Telephone follow-up and additional qualification;

Product demonstrations performed on-line;

Customer evaluation and decision;

Price negotiation if the customer is considered strategic;

Collection of a deposit if hardware is bought with our installed product line.


Sources of Revenue
------------------

Sources of revenue expected to be and are:

Monthly recurring revenue in the form of license & support fees for installed products and ASP fees for ASP products. Monthly fees for existing users are currently $200 per user per month. Contracts are expected to be 5 years in duration and subject to renewal following expiration.

Training fees, charged at the rate of $85 per hour. LSI will regularly provide sales and product training for its partner sales representatives.


The Market for LSI Products and Services
----------------------------------------

Definition of Dealership Management Solutions
---------------------------------------------

We define automobile dealership management solutions as hardware and software used to handle the various aspects of automobile dealer operations. Primary functions include accounting, inventory control, time management, job costing, parts and service. These systems often include a central computer or server that may control or augment several transaction terminals or PCs.

Other management functions such as Leasing, Finance and Insurance and Customer Relationship Management or CRM tools are often bundled together or interfaced with dealer management systems, as is the case with LSI.

LSI's  Target Markets
---------------------

While our products are flexible enough to be used by broader categories of retailers, LSI has developed a market niche that caters to automobile dealerships. Our target markets have been divided into manufacturer sales, direct dealer sales, and distributor sales. These segments are defined as follows:

     o Distributor Sales. Ford of Canada or Ford was the first Original Equipment Manufacturer or OEM to directly market LSI software to its dealers. This relationship became the model for LSI's software distribution strategy. LSI next entered a distribution agreement with Electronic Data Systems or EDS of Plano, Texas whereby EDS would provide Sales and Distribution, as well as Tier 1 and Tier 2 Support Services. LSI subsequently terminated this agreement in April 2004 after EDS announced it was discontinuing its activity in the retail automotive industry.

LSI is currently seeking out large service providers and intends to negotiate an agreement to have one or more providers distribute its new product offering. As of the date of this report, LSI has not entered into any distribution agreements.

Direct Dealer Sales. LSI software was sold and installed in approximately 100 automobile dealerships across Canada through direct sales. A number of qualified leads have been generated and we anticipate that, with the rollout of LynXphere, significant sales will be made in Year 1 going forward.

Manufacturer Sales. LSi's marketing plan has outlined opportunities with a number of automobile manufacturers. Currently, LSI software applications operate in dealer brands such as Chrysler, Ford, Honda, Hyundai, Kia, LandRover, Mazda, Mitsubishi, Nissan, Subaru, Suzuki, and Volkswagen.

Ford of Canada utilizes software applications developed by LSI's predecessorunder the T.I.M. label in over half its dealer network. LSI has initiated discussions to advance opportunities within the Ford network for LSI's new web-based suite of products.

Meetings and presentations are now being coordinated with other OEMs.

Automobile Dealership Management Market Size
--------------------------------------------

The automobile dealership management software market size is a function of the number of dealerships, what they are willing to pay for management systems and the percentage that are actively looking to upgrade their systems. Based on an average of 25 seats per dealer with seat fees at $119 per month, this yields the following 2003 market size in millions of CDN Dollars for North America, Europe, the Rest of the World and in Total:

Current Market Size                  N. A.     Europe      RoW          Total
-------------------                  -----     ------      ---          -----
Estimated Dealership Count1          25,000    65,000      50,000       140,000
Avg 25 seats/ dealer(2)              625000    1.625M      1.250M       3.5M
Licensing per seat/year              1428      1428        1428         1428
Licensing Revenue (M's)              892       2,320       1,785        4,998
% of auto-dealers upgrading3         10%       10%         15%          12%
Market Size (M's)                    89        232         267          599

In a mature market like the automobile dealership management market, this cumulative definition of market size is appropriate as it excludes those auto-dealers that will not be upgrading their systems and focuses only on investments in new systems that will take place over time. Of course, if one includes amounts currently being spent maintaining dealer systems in the definition of market size, the market would be much larger.

A key component of our plan is the delivery of automobile dealership management solutions via the ASP model. The overall market for ASP applications targeted at the high-end market, of which automobile dealerships are an example, is forecast to grow from $600 million U.S. in 2001 to 8 billion U.S. in 2005 (Source: IDC). Data was not available for the automobile dealership management component of the projected ASP market.

(1) Source: Deloitte Consulting
(2) Source: Logical Sequence
(3) Source: Desrosiers Automotive Consultants

Status of New Products
----------------------

LSI's next generation software suite, LynXphere, is now in pilot testing at a Dartmouth, Nova Scotia auto dealership and is slated for general release in December 2004. The new suite consists of dealership Accounting & Vehicle Inventory, Parts Inventory, Service Management, Leasing and Sales, and Customer Relationship Management or CRM tools that are full-featured and fully integrated. LSI is differentiated from its competition by its ability to seamlessly handle all transactions for the automotive dealer in a true web-based environment.


Competition
-----------

The software-based automobile dealership management marketplace was once proprietary and dominated by only a few vendors. While a small number of players are still dominant, small software vendors are much more common. LSI faces competition from a number of sources.

LSI has three large competitors, ADP and Reynolds & Reynolds and EDS. They have a combined 70% of the North American market. Other Canadian providers of automobile management solutions include Automate, PBS, DIS Limited, Mega-Wheels Incorporated, and Oasis. LSI will also face competition from ASP traditionally focused on other markets seeking to enter the automobile dealership management software market. The nature of competition is functionality, service and pricing. LSI has significantly less capital and resources than its major competitors.


Trademarks and Intellectual Property
------------------------------------

LSI holds the following trademarks and servicemarks: "Lynxphere", and TIM. LSI owns the source code for all of its software.


Research and Development
------------------------

Approximately $750,000 has been spent on research and development by LSI during the past two fiscal years.


Governmental Regulation
-----------------------

LSI is not subject to any governmental regulation other than such as generally effect all businesses. No governmental approval is necessary for any of LSI's products and services.


Employees
---------

LSI has fifteen full time employees.

Natural Gas Exploration Program
-------------------------------

Prior to July 23, 2004, Shannon held a 25% working interest in Oil and Natural Gas Permit No. 9606 covering 116,279 acres of Prince Edward Island, Canada. Shannon also held a further five percent working interest in six additional Oil and Natural Gas permits in Prince Edward Island, Canada (the "Prior Working Interests").

On July 23, 2004, the Prior Interests permits expired. Rally Energy, Corp., the Operator under the Joint Operating Agreements for the Prior Working Interests acquired new permits for approximately 308,000 acres of approximately 640,000 acres covered by the Prior Working Interests, including the acreage where the first two exploratory natural gas wells were drilled.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, the "2004 Working Interest". Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. Shannon acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74, Cdn., payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.

Shannon anticipates that the Joint Venture Operating Agreement will require a division of costs and expenses for the area covered by the 2004 Working Interest. Rally Energy Corp., is anticipated to be the Operator with management responsibility for the operations on the property. Shannon anticipates entering into the new Joint Venture Operating Agreement during the second fiscal quarter.

Shannon intends to raise additional funds as required through private equity offerings in order to fund the exploration of the 2004 Working Interest and its portion of the ongoing lease payments, described below.

However there is no assurance Shannon will be able to raise additional funds in the future. Any financing program conducted by Shannon will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of Shannon's current shareholders.

Shannon and its joint operating partners will be obligated to maintain the leases in good standing by to be determined expenditures per year. Shannon's portion of this obligation will be twenty percent thereof.


Principal Products or Services And Markets
------------------------------------------

Shannon's principal target markets are natural gas transmission pipeline companies, utilities and private end-users, which may purchase the natural gas directly from Shannon or from pipeline companies.

Competitive Business Conditions, Competitive Position In The Industry And Methods Of Competition
-------------------------------------------------------------------------

Shannon's planned petroleum and natural gas exploration activities in Prince Edward Island are undertaken in a highly competitive and speculative business atmosphere. Shannon is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. Shannon and its joint operating partners have entered into joint operating agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands. There is significant competition in the exploration business and Shannon is an insignificant participant. Shannon will have to raise additional capital to fully participate in the exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than Shannon. Given its size and the lack of significant exploration activity on the joint lands to date, Shannon may have difficulty raising additional capital in order to successfully compete in this exploration and development business.


Governmental Regulations And Environmental Laws
-----------------------------------------------

As of September 2004, Shannon does not offer or sell any products or services and is not subject to material government regulations. However any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas permits and leases are subject to extensive regulation for the protection of the environment by the Canadian Federal Government and the Provincial Government, where the acreage is located. Shannon must submit exploration and, if warranted, development plans to the Department of the Environment for the Province of Prince Edward Island for approval prior to the execution of such plans. Compliance with environmental regulation may be expected to result in Cdn.$50,000, of estimated expenses once the exploration program is implemented. Environmental protection expenses are expected to include the cost of site preparation such as road construction, fencing and earthen berms or retaining walls to contain potential overflows or spillage of oil or drilling fluids. If production is begun, the temporary measures must be made permanent, if production is not warranted, the temporary measures must be removed and the land restored to its prior condition.

Shannon believes it is presently in compliance with all applicable environmental laws, rules or regulations; however, future legislation may have an adverse impact on Shannon's present and contemplated business operations.

The foregoing is a brief summary of the regulations and legislation to which Shannon is subject to by virtue of its operations and activities. Shannon cannot predict what impact any future environmental laws, rules or regulations would have on business operations. But given that Shannon operates in a highly regulated industry and historically such operations are of a high profile from the standpoint of environmental groups, studies and advocates, the impact could be substantial.

Research And Development
------------------------

As of June 30, 2004, Shannon had not spent any money on research and development in the Natural Gas Exploration Program.


Employees
---------

As of September 24, 2004, LSI has fifteen full time employees. Shannon has one full time employee, its President.


Item 2. Description of Property.
        ------------------------

Shannon holds a 20% working interest (the "2004 Working Interest") in Oil and Natural Gas Permits no.s 04-01 and 04-04 in Prince Edward Island, Canada. The portion of the 2004 Working Interest gives Shannon the right to receive 20% of any income derived from the property covered in the permits. In exchange for the right to receive income, Shannon has an obligation to pay 20% respectively of the of exploration, development and production costs of the property.

Prince Edward Island, where the 2004 Working Interest is located, lies in the southwestern part of a large, mainly non- marine, Carboniferous to Permian area called the Maritimes Basin. The basin fill consists of fluvial, alluvial, lacustrine and minor marine strata. Seismic and borehole data suggest Prince Edward Island is underlain by coal measures strata, as estimated by the Geological Survey of Canada. The offshore extension of the coal measures basin strata containing up to 20 to 25 coal seams, ranging in thickness between 0.6 to 3 meters (2 to 10 feet) with a net coal thickness from 15 to 40 meters (48 to 131 feet). The coal rank is bituminous, and calculated theoretical gas capacity values for eastern Canadian coals range form 14.4 to 17.08 cubic meters per gram of coal. Structural features associated with major northeast trending faults systems and salt deposits may have created favorable permeability conditions for enhanced natural gas and coalbed methane gas recovery. Source rock studies indicate that the early Carboniferous rocks are oil prone with more than 2% total oil capacity and greater than 5 milligrams per gram of rock. Conversely, the upper Carboniferous rocks are mainly gas prone. In addition, excess coal gas expelled during coalification may have charged nearby reservoirs. Porosities up to 25% and favorable permeabilities have been reported from the lower Carboniferous rocks, whereas porosities up to 15% have been reported for the upper Carboniferous rocks. The Prince Edward Island property is not currently producing oil or gas and has no proven reserves.

Undeveloped Acreage
-------------------

As of June 30, 2004, Shannon, directly or indirectly, held undeveloped acreage in the Prior Working Interests as follows:

                              June 30, 2004     June 30, 2003
                              -------------     -------------
Undeveloped Acres:

        Gross                    642,136            642,136

        Net                       55,363             55,363


As of September 24, 2004, Shannon directly or indirectly held undeveloped acreage in the 2004 Working Interest as follows:

Undeveloped Acres:

        Gross:                  308,000

        Net:                     61,600

The 2004 Working Interest acreage was part of the Prior Working Interests acreage and are covered by the same exploration program.


Drilling Activities
-------------------

As of September 24, 2004, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

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

Shannon's Principal Offices
---------------------------

Shannon's offices are located at 2000, 715 5th Avenue, S.W., Calgary, Alberta T2P 2X6. The offices are rented from Rally Energy Corp., on a month-to-month basis to Shannon. Blair Coady, Shannon's President, is a director of Rally Energy Corp.


Logical Sequence Incorporated Offices
-------------------------------------

LSI's offices are located at 192 Joseph Zatzman Drive, Suite 14, Dartmouth, Nova Scotia B3B 1N4. The offices are approximately 2000 square feet and are leased from CREIT Property Management, an unaffiliated third party on a lease of 60 months for $1700 per month.


Item 3. Legal Proceedings.
        ------------------

There is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending or, to the knowledge of Shannon, threatened, against or affecting Shannon, or any of its properties, business affairs or business prospects.


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     Part II

Item 5. Market For Common Equity And Related Stockholder Matters.
        ---------------------------------------------------------

Shannon's common stock is listed for sale on the National Association of Securities Dealers OTC Electronic Bulletin Board and began trading in January 2003. Prior to January 2003 there was no established market for Shannon's common stock.

The following table summarizes trading in Shannon's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

            Quarter Ended            High Bid      Low Bid
            ------------------       --------      -------
            June 30, 2004             $0.94         $0.35
            March 31, 2004            $0.96         $0.40
            December 31, 2003         $0.71         $0.20
            September 30, 2003        $0.42         $0.20
            June 30, 2003             $0.30         $0.10
            March 31, 2003            $0.30         $0.10

As of September 24, 2004 there were 20,845,000 shares of common stock outstanding and there were seventy-five record holders of Shannon's common stock.

Shannon has not declared a dividend during the fiscal year ended June 30, 2004 and does not anticipate declaring a dividend in its current fiscal year.

Equity Compensation Plan Information
------------------------------------

Shannon has a Stock Option Plan, the "Shannon International Resources, Inc, Amended 1999 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. In May 2004, the Board of Directors resolved to submit a 5,000,000 share Officers and Directors Stock Option Plan for approval by Shannon's stockholders at the next annual general meeting of stockholders.

Shannon also has a Consultants and Advisors Stock Option Plan which reserves up to 3,000,000 shares of common stock for issuance to employees, consultants and advisors of Shannon other than executive officers and directors. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.



             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights
--------------------------------------    -----------------------   -----------------------   -----------------------
Equity compensation plans approved by            1,875,000                 $0.49                       125,000
security holders

Equity compensation plans not approved           1,150,000                 $0.29                     1,430,000
by security holders

Total                                            3,025,000                 $0.41                     1,555,000

Item 6. Management's Discussion And Analysis Or Plan Of Operation.
        ----------------------------------------------------------

Overview
--------

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Competition and elsewhere in this Form 10KSB. The following discussion and analysis should be read in conjunction with the audited financial statements of Shannon.

Shannon's financial statements for the fiscal year ended June 30, 2004 reflect the acquisition of 51% of the common stock of Logical Sequence Incorporated as of June 30, 2004 and include pro forma financial statements showing the effect of the acquisition. The separate, audited financial statements of Logical Sequence Incorporated have also been included in this report and are discussed below. The Logical Sequence Incorporated financial statements are presented in the Canadian dollar, its functional currency. When consolidated with Shannon's financial statements the June 30, 2004 exchange rate of $0.7364 US per $1.00Cdn., is used.


     Logical Sequence Incorporated
     -----------------------------

In October 2003, Shannon entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into our common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon has agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $321,000 Cdn has been provided as of September 22, 2004. Shannon also have an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated is the developer of comprehensive and integrated software applications for the automotive industry. Logical Sequence had an exclusive distribution agreement with Electronic Data Systems Inc., to market, distribute and support the Total Information Management or TIM software which LSI terminated in April 2004.

     Natural Gas Exploration Program
     -------------------------------

Prior to July 23, 2004, Shannon held a 25% working interest in Oil and Natural Gas Permit No. 9606 covering 116,279 acres of Prince Edward Island, Canada. Shannon also held a further five percent working interest in six additional Oil and Natural Gas permits in Prince Edward Island, Canada (the "Prior Working Interests").

On July 23, 2004, the Prior Interests permits expired. Rally Energy, Corp., the Operator under the Joint Operating Agreements for the Prior Working Interests acquired new permits for approximately 308,000 acres of approximately 640,000 acres covered by the Prior Working Interests, including the acreage where the first two exploratory natural gas wells were drilled.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, the "2004 Working Interest". Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. Shannon acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.

Shannon anticipated that the Joint Venture Operating Agreement will require a division of costs and expenses for the area covered by the 2004 Working Interest. Rally Energy Corp., is anticipated to be the Operator with management responsibility for the operations on the property. Shannon anticipates entering into the new Joint Venture Operating Agreement during the second fiscal quarter. See "Item 1. Description of Business."

Shannon intends to follow the full cost method of accounting for oil and gas properties. Shannon is deemed to be in the planning and exploration stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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


Plan Of Operation
-----------------

Logical Sequence Incorporated
-----------------------------

LSI has completed initial development of its new product Lynxphere. As the product completes its pilot/beta test phase over the coming quarter, a marketing/distribution plan will be developed. Emphasis will be placed on securing major partners, distributors, and OEM's as the primary strategic avenue of pursuit in this plan. LSI intends to add three to six persons for training and implementation of the new product as well as sales and marketing. Approximately $300,000 to $1,000,000 is estimated as required capital to implement LSI`s marketing plans over the next twelve months.

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is the Shannon's intention to seek a negotiated settlement with EDS though as of September 24, 2004, no such negotiations have occurred.

LSI also anticipates negotiating a payment schedule of its approximately $427,516 ($580,548 cdn.), debt with GE of Canada which is currently due and payable during the second fiscal quarter.

Shannon's plan of operations for LSI is to raise additional capital as required through private placements or public offerings of its equity securities and use the capital to pay for LSI's sales and marketing expenses and make payments on its outstanding debt. Shannon has not established any limitations on the amount or price for Shannon's securities. Shannon does not, however, intend to sell such securities as would result in a change in voting control of Shannon.


Natural Gas Exploration Program
-------------------------------

Shannon's Plan of Operation is to continue its participation in natural gas exploration on Prince Edward Island while expanding its focus to include investments in companies engaged in information technology businesses.

Shannon through Joint Operating Agreements has engaged in planning and exploration activities on the Prior Working Interests and the 2004 Working Interest. Shannon is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. Shannon and its joint operating partners anticipate entering into the Joint Operating Agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands. Shannon may not be able to satisfy its cash requirements for the next twelve months and will have to raise additional funds to participate in drilling activities of the 2004 Working Interest.

Through the Joint Operating Agreements on the Prior Working Interests an exploratory drilling program was established and commenced. Though no assurances can be given, this program is expected to provide for the drilling of up to five exploration or test wells, two of which have been drilled as previously mentioned, to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production.

As of September 24, 2004, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth (less than 2000 meters in depth) conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

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

Until the new Joint Venture Operating Agreement is signed, Management will not know what the general and administrative expenses, capital and operating expenditures related to the implementation of this program will be. However Shannon will be responsible for twenty percent of such expenditures.

In the event Shannon is unable to pay its obligations under its 2004 Working Interest, its 2004 Working Interest can be proportionally reduced in favor of whatever joint operating partner or other party pays the delinquent amount. Each joint operating partner must approve the expenditures and provide funding in order to remain a joint operating partner. The approval for expenditures sets forth the specific costs for development of the program , site preparation and drilling for the specific sites for exploratory wells and that these costs will vary due to different conditions such as drilling depth and whether drilling is to be through relatively soft sedimentary layers or dense rock layers.

Shannon's plan of operations for the Natural Gas Exploration Program is that Shannon will form a new Nevada corporation, Shannon Resources, Inc. to which Shannon will transfer its Prince Edward Island natural gas exploration and development working interest in exchange for all of the outstanding common stock of Shannon Resources, Inc. Blair Coady, Gregory Isenor and Aubrey Palmeter, a former director of Shannon are anticipated to become officers and or directors of Shannon Resources Inc. Shannon Resources Inc., will file a registration statement with the U.S. Securities and Exchange Commission to become a reporting issuer. Upon the effectiveness of the registration statement, the Company will declare a dividend of its shares of the Shannon Resources, Inc., common stock, which will be distributed to the Company's shareholders as the dividend record date. Thereafter Shannon Resources, Inc., will operate as an independent company and is expected to seek a listing of the common stock on the National Association of Securities Dealers Inc., Over the Counter Bulletin Board Market.


Year Ended June 30, 2004
------------------------

Results of Operations - Logical Sequence Incorporated
-----------------------------------------------------

For the fiscal year ended June 30, 2004, Logical Sequence Incorporated (LSI) had a net loss of $662,399 cdn. LSI had revenues of $1,201,518 cdn., with cost of goods sold of $301,885 cdn., and a gross profit of $899,633 cdn. Revenues are from existing customers using the legacy software. Expenses were $1,515,781 cdn., of which $1,143,432 cdn., was salaries and wages. LSI also recorded $301,631 cdn., as interest on LSI's redeemable preferred stock.

Results Of Operations - Shannon International Resources Inc.
------------------------------------------------------------

During the year ended June 30, 2004, Shannon recorded a net loss of $900,446 as compared to a loss of $215,311 for the year ended June 30, 2003. The loss is $0.05 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program. The $895,515 in total expenses consisted of consulting fees in the amount of $638,189 which include Shannon's executive compensation and fees paid to third parties assisting Shannon with the acquisition of LSI and other business development projects, professional fees in the amount of $74,778 and administrative expenses in the amount of $181,851. Professional fees increased by over $20,000 primarily for professional services incurred in the acquisition of LSI and increases in the cost of accounting and securities law compliance as a result of the Sarbanes Oxley Act of 2002. Administration costs increased from $34,078 in 2003 to $181,851 as a result of executive salaries and costs incurred in the acquisition of LSI. Shannon recorded a gain on sale of investments in the amount of $42,025.

As of June 30, 2004, Shannon had total liabilities of $4,541,604 consisting of $563,692 in accounts payable and accrued liabilities, $107,640 due to related parties. The accounts payable include $636,628 cdn., ($468,813 U.S.)which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $107,640 due to related parties is $194,657 Cdn., due to LSI shareholders and a former officer and director. The $427,516 in promissory notes represents LSI's $580,548 cdn., debt to GE of Canada.

A $3,439,269 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory.

Shannon has also recorded a liability of $2,028,599 for the minority interest in LSI. Total liabilities were $73,685 as of June 30, 2003.

In addition to the liabilities outstanding as of June 30, 2004, Shannon acquired its 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74, cdn., payable to Rally Energy Corp., due on or before December 31, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145cdn.,payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.

Shannon's current assets at June 30, 2004, consisted of $76,784 in cash and investments in marketable securities of $134,048 which decreased from $414,854 in the year ended June 30, 2003. As of June 30, 2004, Shannon had an investment in unevaluated oil and gas properties of $664,770 which increased from $311,557 for the year ended June 30, 2003 despite a write down of $202,398 for the abandoned Irishtown No. 2 well in 2003. Total assets as of June 30, 2004 were $9,697,399 compared to $744,281 as of June 30, 2003. The increase is due primarily to $8,532,779 of intangible asset for Shannon's acquisition of LSI.


Liquidity and Capital Resources
-------------------------------

At present, Shannon is not producing revenues and its main source of funds has been the sale of Shannon's equity securities. Shannon had $76,784 in cash and $134,048 in marketable securities as of June 30, 2004.

Shannon's immediate cash requirements are approximately $1,500,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $300,000 due to GE of Canada; approximately $300,000 due to Rally Energy Corp., and over $360,000 of other payables. In addition to this Shannon would deposit approximately $300,000 in trust for Electronic Data Systems Inc., pending resolutions of LSI's claims against EDS.

Shannon intends to raise the required capital through debt financing and or the sale of its securities. However, no assurances can be given that Shannon will be successful in its efforts.

                      SHANNON INTERNATIONAL RESOURCES, INC.




                              FINANCIAL STATEMENTS



                   For the years ended June 30, 2004 and 2003

                                      With

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                 C O N T E N T S



                                                                      Page
                                                                    ---------

Report of Independent Registered Public Accounting Firm                F-2

Financial Statements

       Consolidated Balance Sheets                                     F-3

       Consolidated Statements of Operations                           F-4

       Consolidated Statement of Stockholders' Equity               F-5 - F-6

       Consolidated Statements of Cash Flows                        F-7 - F-8

Notes to Financial Statements                                       F10 - F26

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Shannon International Resources, Inc.



We have audited the accompanying consolidated balance sheets of Shannon International Resources, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shannon International Resources, Inc. and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

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



MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 19, 2004


                      SHANNON INTERNATIONAL RESOURCES, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                            June 30, 2004   June 30, 2003
                                                                              Restated -
                                                                               Note 2)
                                                            -----------   ----------------
Current Assets:
   Cash                                                     $    76,784     $    16,048
   Accounts receivable                                           35,365              --
   Income tax credit receivable                                 188,062              --
   Prepaid expense                                               20,413             526
   Investments in marketable securities                         134,048         414,854
                                                            -----------     -----------
         Total current assets                                   454,672         431,428

Furniture  and fixtures  less  accumulated  depreciation
     of $542 and $48 on June 30, 2004, and 2003                  45,178           1,296
Unevaluated oil and gas properties (Full cost method)           664,770         311,557
Intangible assets                                             8,532,779              --
                                                            -----------     -----------
         Total assets                                       $ 9,697,399     $   744,281
                                                            ===========     ===========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts payable                                         $   563,692     $    58,639
   Due to related parties                                       107,640           5,019
   Promissory note                                              427,516              --
                                                            -----------     -----------
         Total current liabilities                            1,098,848          63,658

Asset retirement obligations                                      3,487          10,027
Obligation for mandatory redemption of preferred shares       3,439,269              --
                                                            -----------     -----------

         Total liabilities                                    4,541,604          73,685

Minority Interest                                             2,028,599              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 20,745,000 and 16,147,024 shares issued
     and outstanding at June 30, 2004 and 2003                   20,745          16,147
   Convertible subsidiary shares issued                       2,111,400              --
   Additional paid-in capital                                 2,147,035         787,110
   Common stock warrants                                        268,000         125,779
   Accumulated deficit                                       (1,246,688)       (346,222)
   Accumulated other comprehensive income                       (13,296)         87,782
   Less subscription receivable                                (160,000)             --
                                                            -----------     -----------
         Total stockholders' equity                           3,127,196         670,596
                                                            -----------     -----------
Total liabilities and stockholders' equity                  $ 9,697,399     $   744,281
                                                            ===========     ===========



         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                      Consolidated Statements of Operations


                                              For the year     For the year
                                                  ended           ended
                                              June 30, 2004    June 30, 2003
                                             --------------   ---------------
Expenses
     Administrative costs                    $    181,951     $     34,078
     Consulting                                   638,189            1,358
     Professional fees                             74,778           54,041
     Accretion expense                                197               --
     Write down of oil & gas
       properties                                      --          202,398
                                             ------------     ------------
         Total expenses                           895,115          291,875
                                             ------------     ------------

(Loss) from operations                           (895,115)        (291,875)

Other Income and Expenses:
     Interest expense                              (1,361)          (4,113)
     Miscellaneous income                           1,252               --
     Gain on sale of investments                   42,025           33,410
                                             ------------     ------------

Net (loss) before income tax                     (853,199)        (262,578)

Provision for income tax                          (47,267)          47,267
                                             ------------     ------------

Net (loss)                                   $   (900,466)    $   (215,311)
                                             ============     ============

Net (loss) per share                         $       (.05)    $          *

Weighted number of shares
outstanding                                    18,446,012       14,542,079

*  Less than $.01


Other comprehensive income:
     Net (loss)                              $   (900,446)    $   (215,311)
     Unrealized gain on marketable
      securities                                 (101,078)          66,315
                                             ------------     ------------
Total other comprehensive income             $ (1,043,549)    $   (148,996)
                                             ============     ============


         The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.
                 Consolidated Statement of Stockholders' Equity



                                     Common Stock
                         -----------------------------------                          Accumulated
                                                  Additional   Common                    Other
                                                   Paid-in      Stock     Accumulated Comprehensive
                           Shares     Par Value    Capital    Warrants      Deficit      Income      Total
                         ----------  ----------  ----------  ----------   ----------   ----------  ----------

Balance,
June 30, 2002            14,050,000  $   14,050  $  349,750  $   94,740   $ (130,911)  $   21,467  $  349,096

Warrants exercised,
March 2003                1,075,000  $    1,075     264,848     (50,923)          --           --     215,000

Common stock issued
June 2003                 1,022,024       1,022     172,512      81,962           --           --     255,496

Net loss for the year
ended June 30, 2003              --          --          --          --     (215,311)          --    (215,311)

Unrealized gain on
marketable securities            --          --          --          --           --       66,315      66,315
                         ----------  ----------  ----------  ----------   ----------   ----------  ----------
Balance,
June 30, 2003            16,147,024  $   16,147  $  787,110  $  125,779   $ (346,222)  $   87,782  $  670,596
                         ----------  ----------  ----------  ----------   ----------   ----------  ----------

Common stock sold         2,832,900       2,833     530,629     238,038                               771,500
Common stock issued for
services June 2004        1,165,076       1,165     368,711                                           369,876
Warrants exercised,
December, 2003              600,000         600     204,797     (80,422)                              124,975
Expired warrants
December, 2003                                       15,395     (15,395)                                   --
Options expensed
June 2004                                           240,393                                           240,393



         The accompanying notes are an integral part of these statements


                      SHANNON INTERNATIONAL RESOURCES, INC.





                                                  Convertible                                          Accumulated
                                                  Subsidiary    Additional                                Other
                                                    Shares       Paid-in   Common Stock  Accumulated   Comprehensive
                           Shares     Par Value     Issued       Capital     Warrants      Deficit        Income        Total
                        -----------  -----------  -----------   ----------  -----------  -----------   -----------   -----------
Convertible subsidiary
shares issued                    --           --    2,111,400           --           --           --            --     2,111,400
Net loss for the year
ended June 30, 2004              --           --           --           --           --     (900,466)           --      (900,466)
Unrealized (loss) on
marketable securities            --           --           --           --           --           --      (101,078)     (101,078)
                        -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------
Totals                   20,745,000       20,745    2,111,400    2,147,035      268,000   (1,246,688)      (13,296)    3,287,196
                                     -----------  -----------  -----------  -----------  -----------   -----------   -----------
Less subscription
receivable                       --           --           --           --           --           --            --      (160,000)
Balance
June 30, 2004            20,745,000  $    20,745  $ 2,111,400  $ 2,147,035      268,000  $(1,246,688)  $   (13,296)  $ 3,127,196
                        ===========  ===========  ===========  ===========  ===========  ===========   ===========   ===========



         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                      Consolidated Statements of Cash Flows



                                                      Year Ended    Year ended
                                                     June 30, 2004 June 30, 2003
                                                     ------------- -------------
Operating Activities:
     Net (loss)                                       $  (900,466)  $  (215,311)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Gain (loss) on sale of investments                 (42,025)      (33,410)
       Depreciation expense                                   542            48
       Deferred income tax benefit                         47,267       (47,267)
       Stock and options issued for services              610,269            --
       Write down PNG properties                               --       202,398
     Changes in operating assets and liabilities:
       Accounts payable and advances                       51,092        35,252
       Prepaid expense                                    (15,824)         (526)
                                                      -----------   -----------
       Total adjustments                                  651,321       156,495
                                                      -----------   -----------
       Net cash (used by)
        operating activities                             (249,145)      (58,816)

Investing activities
     Investment in oil and gas properties                (304,166)     (262,473)
     Acquisition of furniture and fixtures                 (1,715)       (1,344)
     Cash advanced to LSI before acquisition             (241,277)           --
     Purchases of marketable securities                   (29,882)     (212,941)
     Sales of marketable securities                       101,836        72,296
                                                      -----------   -----------
       Net cash (used by) investing activities           (475,204)     (404,462)

Financing activities
     Issuance of common stock and warrants                731,456       461,746
                                                      -----------   -----------
       Net cash provided by financing activities          731,456       461,746

                                                      -----------   -----------
Net change in cash and cash equivalents                     7,107        (1,532)
Cash at beginning of period                                16,048        17,580
Cash from purchase of LSI                                  53,629            --
                                                      -----------   -----------
Cash at end of period                                 $    76,784   $    16,048
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest                                       $       449   $       718
       Income taxes                                   $        --   $        --

Supplemental schedule of noncash investing
  and financing activities:
     Issuance of stock for subscription receivable    $   160,000   $        --



         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.





     Unrealized loss                                      148,345            --
     Stock issued LSI                                   2,111,400            --
     Exchange of marketable securities for
       oil & gas properties at fair value                 102,532            --






         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



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

Organization and Description of Business
----------------------------------------

The Company was incorporated in the State of Nevada on February 17, 1999. The Company incorporated a wholly owned subsidiary, Shannon Investments Ltd. on August 15, 2003. A 51% interest in Logical Sequence Incorporated "LSI" was acquired on June 30, 2004 by Shannon Investments Ltd.

The Company's primary business activity is investments in oil & gas and technology.

To date, the Company has invested in the acquisition, development and production of natural gas and coalbed methane properties. Currently, the Company has an interest in non-producing properties in the province of Prince Edward Island, Canada.

The Company's subsidiary, Logical Sequence Incorporated, is a developer of comprehensive and integrated software applications for the automotive industry.

The Company has also made an investment in EnerVision Incorporated ("EnerVision") and its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, whereby Shannon will participate in the development and commercialization of the Helical Software Platform for Very Large Data Base
(VLDB) management.

Revenue Recognition
-------------------

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or the service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company's operating subsidiary, LSI, obtains revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. The Company generally has separate agreements with customers regarding these services that determine the terms and conditions of each type of service. Revenues from product user license fees are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004




Property, Plant and Equipment
-----------------------------

Property, plant and equipment assets are recorded at cost. Depreciation is provided annually at rates calculated to write-off the assets over their useful lives.

Start-up Costs
--------------

The Company has adopted Statement of Position No. 98-5 (SOP 98-5"), "Reporting the costs of start-up Activities." SOP 98-5 requires that all non-governmental entities expense the costs as those costs are incurred.

Foreign Currency
----------------

The Company records foreign currency transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 52.

The functional currency of the Company is the United States Dollar. The Company does not hedge foreign currency transactions. The Company maintains Canadian Dollar bank accounts for settlement of Canadian Dollar transactions. At June 30, 2004, cash shown on the financial statements includes CAD$102,574 (US$76,763) in Canadian Dollar bank accounts.

The functional currency of the Company's operating subsidiary, LSI, is the Canadian Dollar. LSI translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

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

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Estimated Fair Value of Financial Instruments
---------------------------------------------

The carrying value of accounts receivable, accounts payable, shareholder advances and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

The fair value of promissory notes and the obligation for mandatory redemption of preferred shares cannot be estimated because of the unique nature of these financial instruments.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the Company and its' subsidiaries. All inter-company accounts have been eliminated in the consolidation. Minority interest is recorded for subsidiaries that are less than 100% owned.

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

Income Taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



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

Software Development Costs
--------------------------

The Company considers development costs for software to be sold or otherwise marketed that occur before technological feasibility is established to be research and development costs and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized and amortized over the estimated product life. We have defined technological feasibility as the establishment of a working model, which typically occurs when company places a product into beta testing. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Other
-----

The Company's fiscal year end is June 30.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

All of the Company's assets are located in Canada.

The company has no cash equivalents.

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and has suffered operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional working capital to further develop the Company's properties or locate a business combination candidate.

Note 3 - Restatement of Previously Issued Financial Statements

The Company's 2003 financial statements have been restated for the correction of an error.

The Company evaluated one of the natural gas wells that had been drilled on its property and determined the well had no commercial value and the costs of the well were written off. Unpaid costs associated with abandoning the well were accrued as Asset Retirement Obligations. The company reduced it investment in oil & gas properties by $263,928, increased the asset retirement obligations by $10,027, and reduced net income by $202,398.

During 2002 the Company entered into an agreement that allowed the buyer to participate in the Company's oil & gas projects by paying for a portion of project expenses, and the buyer advanced funds to the Company to be used for this purpose. The Company previously recorded the unspent portion of the advance as a liability. However, since there was no agreement for refund if the funds were unused, the Company has reclassified $18,072 previously included in accounts payable and $53,485 previously shown as drilling participation payable as a reduction in the Company's investment in oil and gas properties. There was no effect on net income.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Note 4 - Exploration Stage Company (Prior Period)

In prior reporting periods, the Company reported its results as an exploration stage company. As a result of the acquisition of Logical Sequence Incorporated, the company now has operating revenues and is no longer an exploration stage enterprise.

Note 5 - Acquisition of Logical Sequence Incorporated

In October 2003, the Company entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of non-voting common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into common stock of the Company at election of the holder at any time over the next five years on a share for share basis. The Company also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated common stock for $2.00 US per share on or before October 20, 2005.

The Company has agreed to provide Logical Sequence Incorporated up to $760,000 U.S. for software development over the period ending October 31, 2004, of which $321,000 CDN has been provided through September 22, 2004.

The purpose of the acquisition was for the Company's entry into the information technology sector.

The value assigned to the Shannon Investments Ltd. exchangeable stock, $2,111,400 ($0.41 per share), is based upon market price of the Company's common stock that may be exchanged at the effective date. The Company allocated the purchase price to the assets of the acquired company based on the fair value of the assets acquired, less the liabilities acquired, with the excess assigned to the intangible asset representing the intellectual property of LSI's software products. Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition, and reconciliation to the purchase price.

Current assets                                                         $281,118
Property and equipment                                                   42,709
Intangible assets (see note 9)                                        8,532,779
Current liabilities                                                     846,593
Long-term debt                                                        3,870,014
                                                             -------------------
Net assets acquired                                                   4,139,999
                                                             ===================
51% ownership                                                         2,111,400
                                                             -------------------
Purchase price                                                       $2,111,400
                                                             ===================

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



The following pro forma information is based on the assumption that the acquisition took place as of July 1, 2003.

                                        Shannon         LSI             Total
Net sales                                   --       1,201,518       1,201,518
Net income from operations            (898,728)       (662,399)     (1,561,127)
Net income                            (898,728)       (662,399)     (1,561,127)
Basic Earnings per share:                 (.05)           (.07)           (.06)

As the effective date of the acquisition, June 30, 2004, was the last day of the Company's fiscal year, none of the results of LSI's operations are included in those of the Company.

Note 6 - Accounts Receivable


                                                          2004              2003

   Current accounts receivable                           $245,488             --
   less allowance for doubtful accounts                   (22,062)            --
                                                      --------------------------
                                                         $223,426             --
                                                      ==========================

The Company considers accounts over 90 days old to be past due. The company periodically reviews its accounts receivable to determine uncollectible amounts.

Note 7 - Marketable Securities (including related party)

In accordance with the Statement of Financial Accounting Standards no. 115 (SFAS
115), marketable securities are recorded in the accompanying balance sheet at their market value. The Company has investments in marketable securities as follows:

                         Fair Value                       Year Ended      Year Ended
                                                         June 30, 2004   June 30, 2003
-------------------------------------------------------  -------------   --------------
Classified as available for sale:
     Securities with net unrealized gains                $     152,293   $     414,854
     Securities with net unrealized losses                     (18,245)             --
                                                         -------------   -------------
Total                                                    $     134,048   $     414,854
                                                         =============   =============


Unrealized gains included in comprehensive income:
-------------------------------------------------------
     Balance at beginning of year:                       $      87,782   $      21,467
       Realized during year                                     42,025         (12,142)
       Unrealized gains (losses) added to comprehensive
         income during year                                   (143,103)        114,166



                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004




       Less deferred tax on unrealized gains                        --         (35,709)
                                                         -------------   -------------
     Balance at end of year                              $     (13,296)  $      87,782
                                                         =============   =============

Additional information:
     Proceeds from sales of marketable securities        $     101,824   $      73,829
     Exchange of marketable securities for
       oil & gas properties (at fair value)                    102,532              --
     Gains realized during the year                      $      42,025   $      33,410


Cost of securities sold is computed using the first-in first-out method.

At June 30, 2004, $70 included in marketable securities represents 154 shares of a company that is a related party because the Company's president is an officer and director.

Note 8 - Property and Equipment

Components of property and equipment consist of:

                                                                                                     Depreciation
                                                                                                         Rate
                                                      Accumulated               Net                       and
                                    Cost              Depreciation             Amount                   Method
                              -----------------     -----------------     -----------------     ------------------------
June 30, 2004:
   Furniture and Fixtures     $        33,195       $        10,845       $        22,350          Straight Line 3yr
   Computer equipment                  46,755                23,926                22,829           30% diminishing
                              -----------------     -----------------     -----------------
                              $        79,950       $        34,771       $        45,179
                              =================     =================     =================
June 30, 2003:
   Furniture and Fixtures               1,344                    48                 1,296
                              -----------------     -----------------     -----------------
                              $         1,344       $            48       $         1,296          Straight Line 3yr
                              =================     =================     =================


Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 9 - Oil and Gas Properties

By letter agreement dated February 18, 1999, the Company acquired a 25% interest in 116,279 acres of non-producing oil and gas properties in the province of Prince Edward Island, Canada. This interest was acquired by the issuance of 2,000,000 common shares at an agreed value of $0.015 per share ($30,000) and paid fees related to the acquisition of $15,000.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



During the fiscal year ending June 30, 2002, the Company acquired an additional 5% working interest in properties in the general location of its earlier properties at a cost of $164,334. The properties were acquired from the same company as its previous acquisition.

On July 23, 2004, the permits related to the Company's working interest expired and on September 23, 2004, the Company acquired a new 20% working interest in new permits. See Note 25.

As of June 30, 2004, the Company's oil and gas properties consisted entirely of unproved properties, and therefore are not being amortized. The Company expects to amortize the costs of these properties when sufficient evidence exists to determine proved reserves, if any. Since the Company has no proved reserves, no reserve information has been reported to any government agency. As of June 30, 2004 the undeveloped acreage for the properties was 642,136 gross and 55,363 net. On July 23, 2004, the permits for the above acreage expired and on September 23, 2004, a new 20% working interest was acquired for 308,000 gross acres on reconfigured permits no. 04-01 and 04-04 with 61,600 net acres. See
Note 25 - Subsequent Events.

As of the date of this report, the property has 1 abandoned well and 1 well in progress. The joint operating partners are committed to maintain leases on the property, for which the Company's portion is CAD$158,011.

The Company had entered into a drilling participation agreement for the properties. Under the agreement, the participator earned one percent (1%) working interest in certain wells up to a maximum of five percent (5%) for each CAD$60,000 (US$43,380). The participator had contributed CAD$180,000 (US$114,643) and earned a three percent (3%) working interest. On December 23, 2003, the Company repurchased the three percent (3%) working interest in exchange for marketable securities valued at $102,532 based upon the quoted market price.

Components of the Company's unevaluated oil and gas properties are:

Acquisition Costs                                  $       209,334
Development Costs                                          479,305
                                                   ---------------
         Total                                     $       688,639
                                                   ===============


Note 10 - Intangible Assets

Effective June 30, 2004 the Company acquired intangible assets identified as intellectual property and composed of exclusive rights, future rights and derivative products associated with the comprehensive and integrated software applications for the automotive industry as part of its acquisition of Logical Sequence Incorporated. In connection with the acquisition the intangible assets were valued at $8,532,779. Because the assets have no determinable life, the asset value is not subject to amortization, but is subject to periodic impairment tests.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Note 11 - Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Balance July 1, 2002                                               --
         Additional obligations incurred                      $10,027
                                                           -----------
Balance June 30, 2003                                          10,027
         Obligations paid                                      (6,737)
         Accretion expense                                        197
                                                           ------------
Balance June 30, 2004                                          $3,487
                                                           ============


Note 12 - Promissory note - GE of Canada

The Company's subsidiary, Logical Sequence Incorporated, has a note payable to Commercial Finance Canada Inc. secured by a general security agreement constituting a first lien on all assets of the Company's LSI subsidiary. The promissory note bears interest at 5% compounded monthly. Subsequent to fiscal year end the $550,000 principal balance plus accrued interest of $30,548 represented by the promissory note with GE became due and payable and the loan is currently in default. Management has commenced negotiations to have the payment obligation deferred over time.


Note 13 - Due to Related Parties

As at September 30, the Company owed related parties (companies owned by a shareholder and former management of LSI) the following amounts:


                                                        2004         2003

   Accounts payable to related parties                $138,942     $173,940
   Accrued interest                                     13,153           --
                                                     ----------------------
                                                      $152,095     $173,940
                                                     ======================

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Note 14 - Obligation for Mandatory Redemption of Preferred Shares

The Company's subsidiary, LSI, has issued 50,000 shares of preferred stock that has a mandatory redemption feature. The obligation for the mandatory redemption of preferred shares is recorded as a liability on the books at the present value of $4,449,981 at September 30, 2003. The accretion of the preferred stock in the amount of $220,400 was recorded on the books as interest expense, bringing the obligation balance to $4,670,381 at June 30, 2004.

The preferred shares are redeemable by the Company at any time by paying the holder the par value, 5,000,000 ($100 per share), plus any accrued dividends. The redemption of the preferred shares becomes mandatory September 1, 2012. Dividends are payable at 4% annually in arrears, will accrue if not paid and are only required to be paid if profits after tax are a minimum of $1,000,000 Cdn.

Note 15 - Stockholders' Equity

During the year ended June 30, 2004, the Company issued 4,597,976 shares of common stock in a private placement for $1,266,351 (weighted average $.28 per share).

The Company also received $256,632 from the exercise of warrants for 4,273,741 shares (weighted average $.06 per share).

On May 10, 2004, 400,000 shares of stock were issued for a promissory note in the amount of $160,000 due October 8, 2004 with interest rate of 5%. The Company agreed to extend the note with no date due with an interest rate of 18%. 500,000 shares of Rally Energy stock (a publicly traded company) are held by the Company as security. The note is shown on the balance sheet as an offset to stockholders' equity (subscription receivable).

Warrants outstanding at June 30, 2004 consist of:

   Number Outstanding           Exercise Price            Expiration Date
        (Shares)
-------------------------    ----------------------    ----------------------
       3,350,000                      .40                   12/31/2004


Note 16 - Subscription Receivable

The Company received a promissory note due October 8, 2004, in the amount of $160,000 for 400,000 shares of the Company's stock. 500,000 shares of Rally Energy's stock was given as security.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Note 17 - Commitments

LSI has entered into a lease obligation for office space that will expire in 2008.

Minimum annual lease payments over the next five years are as follows:


                       2004                     $    15,040
                       2005                          15,040
                       2006                          15,040
                       2007                          15,040
                       2008                          13,787

Note 18 - Segments

The company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Segment information is as follows:

Segment                         Oil & Gas          Technology          Total
Revenue                              --                  --               --
Interest expense                  1,361                  --            1,361
Depreciation                        287                  --              287
Net income (loss)              (898,728)                 --         (898,728)
Total Assets                    841,048           8,856,606        9,697,654
Expenditures for
long lived assets               710,539                 --           710,539

Oil and Gas has no revenues. Technology derives its revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. There are no inter-segment transactions.

Note 19 - Related Party Transactions

The operator conducting certain exploratory and development activities for properties in which the Company participates is a related party because the Company's president is a director of the operator. During the fiscal year ended June 30, 2004, the Company incurred costs of $353,213 with the operator.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



Note 20 - Amount Due - Electronic Data Systems Inc.

The Company's subsidiary, Logical Sequence Incorporated, was party to a license sales agreement with Electronic Data Systems Inc. (EDS), whereby EDS was to market certain of LSI's products on a revenue-sharing basis. The agreement was terminated on August 16, 2004 under conditions contained within the EDS Purchase and Sale Agreement.

The agreement includes a requirement for the Company to pay EDS 60% of license revenues collected, and includes certain other provisions for payments. Management contends that the failure of EDS to perform its obligations under the agreement is a breach of the agreement, and the amount due to EDS under the agreement is uncertain. The Company is currently negotiating a final agreement with EDS. The Company has accrued $296,000 ($400,000CAD), included in the balance sheet as accounts payable, which is Management's estimate of the net amount due to EDS. This estimate may change as further information is available. The maximum amount which may be due under the contract, before any offsets, is $468,813.

Note 21 - Stock-based compensation

The Company's stock option plan, the "Shannon International Resources, Inc. Amended 1999 Stock Option Plan" ("Plan") became effective June 1, 1999. Under the terms of the plan, the Board of Directors is authorized to grant options for up to 2,000,000 shares of common stock. The Board has discretion as to the determination of exercise prices and terms of the options. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. In May 2004, the board of Directors resolved to submit a 5,000,000 share Officers and Directors Stock Option Plan for approval by the Company's stockholders at the next annual general meeting of stockholders.

Shannon also has a Consultants and Advisors Stock Option Plan which reserves up to 3,000,000 shares of common stock for issuance to employees, consultants and advisors of Shannon other than executive officers and directors. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.

The following is a table of outstanding options and changes during 2004 and 2003:

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



                                                                           Weighted
                                                                 Non-       Average
                                                Employee       Employee    Exercise
                                                 Options       Options      Price
                                               ---------      ---------   ---------
Options Outstanding, June 30, 2003               450,000             --         .10
       Options granted:
           Employees                             325,000             --         .25
           Non-employees                              --             --          --
       Options expired                                --             --          --
       Options exercised                              --             --          --
                                               ---------      ---------   ---------

Options Outstanding, June 30, 2003               775,000             --        . 16
       Options granted:
           Employees                           1,400,000             --         .60
           Non-employees                              --        850,000         .34
       Options expired                                --             --          --
       Options exercised                              --             --          --
                                               ---------      ---------   ---------

Options Outstanding, June 30, 2004             2,175,000        850,000         .42
                                               ---------      ---------   ---------


Outstanding options vest as follows:


                               Range of Exercise                      Weighted
                                    Prices                            Average
                             ----------------------      Number       Exercise
                               High         Low         of Shares      Price
       Vested at June 30,     ---------   ----------   -----------    ---------
       2002 and earlier        .10          .10           450,000     $   .10
             2003              .25          .25           325,000         .25
             2004              .85          .10         2,250,000        ..50
                                                       -----------
                                                        3,025,000
                                                       ===========

Options granted during 2004 and 2003 consist of:

                                                       Weighted Average
  Year and Exercise price relative to fair value         Fair Value at       Weighted Average
               of underlying stock                       Grant Date           Exercise Price
--------------------------------------------------    ------------------    -----------------
Year ending June 30, 2003:
   Exercise price less than fair value                       .25                   .25
Year ending June 30, 2004
   Exercise price less than fair value                       .43                   .60
   Exercise price equal to fair value                        .25                   .25
   Exercise price greater than fair value                    .65                   .53

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004



In January 2003, the Board extended the expiration date for 350,000 options that would expire in 2004 to February of 2006, and 100,000 options from 2005 to 2007. In June 2004, the Board extended the expiration date for 150,000 options nine months.

If not previously exercised or canceled, options outstanding at June 30, 2004 will expire as follows:


                              Range of Exercise                       Weighted
                                   Prices                             Average
                            ----------------------      Number        Exercise
                              High         Low        of Shares        Price
                            ---------   ----------   -----------   -----------
     Year Ending June 30,
             2005             .25          .10          150,000         .15
             2008             .10          .10          350,000    $    .10
             2009             .25          .85        2,125,000         .60
             2010             .50          .50          400,000    $    .47
                                                     -----------
                                                      3,025,000         .43
                                                     ===========

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                                          Year Ended                Year Ended
                                         June 30, 2004             June 30, 2003
                                        ---------------
Expected Volatility:                          150%                      150%
Risk-free interest rate:                     1.01%                     1.17%
Expected Dividends:                            --                         --
Expected Term in Years:                        5

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

                                               Year Ended                              Year Ended
                                             June 30, 2004                            June 30, 2003
                                    As Reported          Pro forma          As Reported           Pro forma
                                  -----------------   -----------------   -----------------   ------------------
Employee option expense                  --                850,061                --                 137,051
Net (loss):                          (900,466)          (1,850,527)          (215,311)            (352,362)
Net loss per share:                    (.04)               (.08)               (.01)                (.02)

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004




Note 22 - Income Taxes

The Company is subject to United States and Canadian income taxes. The Company has paid no income taxes due to its net operating losses since inception.

The Company has estimated net operating losses as follows:

Expiration year:      Amount
----------------     -------------
2019                  $      6,174
2020                        11,931
2021                        58,716
2022                        73,331
2023                       215,311
2024                       853,199
                     -------------
Total                 $  1,218,662
                     =============


A valuation allowance equal to the tax benefit of the net operating loss carryforward has been provided due to the uncertainty of the Company's ability to utilize the carryforwards.

The Company's income tax benefit (expense) consists of the following:

                                                        Year Ended             Year Ended
                         Component:                    June 30, 2004          June 30, 2003
------------------------------------------------    -------------------    -----------------
Change in tax deferred taxes on unrealized gains    $         -47,267       $        47,267
                                                    -------------------    -----------------
     Total                                          $         -47,267       $        47,267
                                                    ===================    =================


The Company's deferred income tax asset (liability) consists of the following:

                                                     Year Ended             Year Ended
                         Component:                 June 30, 2004         June 30, 2003
----------------------------------------------     ----------------    -----------------
Deferred taxes on unrealized gains included         $           --      $      (47,267)
  in comprehensive income
Deferred tax benefit from net operating loss
  carryforwards                                           426,532             127,912
Tax valuation allowance                             $    (426,532)      $    (127,912)
                                                   ----------------    -----------------
     Total                                          $           --      $      (47,267)
                                                   ================    =================


The overall effective tax rate differs from the Company's expected statutory rate for the year ended June 30, 2004 is as follow:

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004




Tax provision based upon statutory rate                  35.0%
Change in valuation allowance                           (29.5%)
                                                      -----------
Effective tax rate                                        5.5%
                                                      ===========

The Company's operating subsidiary, LSI, has an outstanding tax credit receivable from the Canadian and Nova Scotia governments in the amount of $188,062 for refundable research and development tax credits.

Note 23 - Risks and Uncertainties

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

Note 24 - Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004




In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Note 25 - Subsequent Events

On July 23, 2004, the Company's Working Interests permits as of June 30, 2004 expired. Rally Energy Corp., the Operator under the Joint Operating Agreement acquired new permits for 308,000 acres of the approximately 640,000 acres covered by the expired permits, including the acreage where the first two exploratory natural gas wells were drilled.

On September 23, 2004, the Company entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits. The Company also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. The Company acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., $124,139.61 US payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.

________________________________________________________________________________


                                                   LOGICAL SEQUENCE INCORPORATED

________________________________________________________________________________


                                                            FINANCIAL STATEMENTS

                                                                   JUNE 30, 2004

________________________________________________________________________________


                                                   LOGICAL SEQUENCE INCORPORATED

________________________________________________________________________________


                                                                   JUNE 30, 2004

                                                                        CONTENTS











                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     F-1


FINANCIAL STATEMENTS

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statement of Shareholders Equity                                         F-4

   Statements of Cash Flows                                                 F-5

   Notes to the Financial Statements                                        F-6

             Report of Independent Registered Public Accounting Firm



Board of Directors
Logical Sequence Incorporated

     We have audited the accompanying balance sheets of Logical Sequence Incorporated as of June 30, 2004, September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for year ending June 30, 2004 and September 30, 2003, and for the period from August 16, 2002 (Date of Inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logical Sequence Incorporated as of June 30, 2004, September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for year ending June 30, 2004, September 30, 2003, and for the period from August 16, 2002 (Date of Inception) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
September 27, 2004


________________________________________________________________________________________________________


                                                                           LOGICAL SEQUENCE INCORPORATED

________________________________________________________________________________________________________

                                                                                          BALANCE SHEETS
                                                                                                  (CAD$)
________________________________________________________________________________________________________


                                                                June 30,       September      September
                                                                  2004          30, 2003       30, 2002
                                                               -----------    -----------    ----------
ASSETS
CURRENT ASSETS
   Cash                                                        $    72,826    $    39,582    $    16,926
   Receivables                                                      48,023         56,743             --
   Tax credit receivable                                           255,380             --             --
   Prepaid expenses and deposits                                     5,517         39,076        250,000
                                                               -----------    -----------    -----------

                                                                   381,746        135,401        266,926

PROPERTY, PLANT AND EQUIPMENT                                       57,998         71,971         85,000

INTANGIBLE ASSETS                                                  750,000        750,000             --
                                                               -----------    -----------    -----------

                                                               $ 1,189,744    $   957,372    $   351,926
                                                               ===========    ===========    ===========

LIABILITIES AND SHAREHOLDER'S (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                            $   636,628    $   666,396    $    60,529
   Sales taxes payable                                              43,580         25,717             --
   Due to Related Parties                                          146,171        152,095        173,940
   Promissory note                                                 580,548        559,168             --
                                                               -----------    -----------    -----------
                                                                 1,406,927      1,403,376        234,469
   Due to parent                                                   327,644             --             --
   Obligation for Mandatory redemption of preferred stock        4,670,381      4,449,981             --
                                                               -----------    -----------    -----------

                                                                 6,404,952      5,853,357        234,469
                                                               -----------    -----------    -----------
SHAREHOLDER'S (DEFICIT)
   Preferred stock                                                      --             --             --
   Common stock                                                    500,080        500,080        500,080
   Accumulated Deficit                                          (5,715,288)    (5,396,065)      (382,623)
                                                               -----------    -----------    -----------

                                                                (5,215,208)    (4,895,985)       117,457
                                                               -----------    -----------    -----------

                                                               $ 1,189,744    $   957,372    $   351,926
                                                               ===========    ===========    ===========

               See accompanying notes to the financial statements

_______________________________________________________________________________________________


                                                                  LOGICAL SEQUENCE INCORPORATED

_______________________________________________________________________________________________

                                                                       STATEMENTS OF OPERATIONS
                                                                                          (CAD$)
_______________________________________________________________________________________________



                                                                                 For the period
                                                                                 from inception
                                                                   For the year    (August 16,
                                                    For the Year      ending      2002) through
                                                       ending      September 30,  September 30,
                                                   June 30, 2004       2003           2002
                                                   ------------    ------------    ------------
REVENUE                                            $  1,201,518    $    955,788    $    161,612

COST OF SALES                                           301,885              --              --
                                                   ------------    ------------    ------------
GROSS PROFIT                                            899,633         955,788         161,612
                                                   ------------    ------------    ------------

EXPENSES
   Production costs                                     121,609          59,420           2,625
   Selling and other direct expenses                      2,437           4,071          13,979
   General and administration expenses                   81,827          47,961          25,499
   Amortization of property, plant and equipment         29,160          24,999              --
   Salaries and Wages                                 1,143,432       1,164,366         414,063
   Travel and Entertainment                              24,566          27,333           3,784
   Professional Fees                                     86,896         114,465          53,240
   Office Expenses                                       25,854          47,800          29,490
                                                   ------------    ------------    ------------
      Total                                           1,515,781       1,490,415         542,680

(LOSS) FROM OPERATIONS                                 (616,148)       (534,627)       (381,068)

   Interest expense                                    (301,631)       (280,719)         (1,555)
   Provision for income taxes                           255,380              --              --
                                                   ------------    ------------    ------------

NET (LOSS)                                         $   (662,399)   $   (815,346)   $   (382,623)
                                                   ============    ============    ============


Net loss per common share                                  (.07)           (.08)           (.04)

Weighted average shares outstanding                  10,000,000      10,000,000       9,500,000



               See accompanying notes to the financial statements


________________________________________________________________________________________


                                                           LOGICAL SEQUENCE INCORPORATED

________________________________________________________________________________________

                                                        STATEMENT OF SHAREHOLDERS EQUITY
                                                                                  (CAD$)
________________________________________________________________________________________




                                      Shares    Common stock    Deficit         Total
                                    ---------   ------------   ----------    -----------
Shares issued at inception
August 16, 2002                     9,000,000   $        80   $        --    $        80

Shares sold                         1,000,000       500,000            --        500,000

Net loss inception to
September 30, 2002                         --            --      (382,623)      (382,683)
                                   ----------   -----------   -----------    -----------

Balance September 30, 2002         10,000,000       500,080      (382,623)       117,457
                                   ----------   -----------   -----------    -----------

Net loss for year ended
September 30, 2003                         --            --      (815,346)      (815,346)

Distribution                               --            --    (4,198,096)    (4,198,096)
                                   ----------   -----------   -----------    -----------

Balance September 30, 2003         10,000,000       500,080    (5,396,065)    (4,895,985)
                                   ----------   -----------   -----------    -----------

Net loss for year ended
June 30, 2004                                                    (319,223)      (319,223)
                                   ----------   -----------   -----------    -----------

Balance June 30, 2004              10,000,000   $   500,080   $(5,715,288)   $(5,215,208)
                                   ==========   ===========   ===========    ===========


               See accompanying notes to the financial statements


____________________________________________________________________________________________________


                                                                       LOGICAL SEQUENCE INCORPORATED

____________________________________________________________________________________________________

                                                                            STATEMENTS OF CASH FLOWS
                                                                                              (CAD$)
____________________________________________________________________________________________________



                                                                                     For the period
                                                                                     from inception
                                                                     For the year   (August 16, 2002)
                                                     For the year       ending          through
                                                        ending        September 30,   September 30,
                                                    June 30, 2004        2003             2002
                                                    -------------    --------------  ---------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                            $ (662,399)      $ (815,346)    $  (382,623)
   Items not requiring an outlay of cash:
      Amortization of property, plant and equipment       29,160           24,999              --
      Accrued interest added to note                     251,885          251,885              --
      Tax credit receivable                             (255,380)
   Changes in operating assets
      Receivables                                        273,027          (56,743)             --
      Prepaid expenses and deposits                      145,932          210,924        (250,000)
      Due to Shareholders/Directors                     (245,156)        (133,594)         94,947
      Payables and accruals                              200,782          205,867          60,529
      Sales taxes payable                                  7,641           25,717              --
      Due to Related Parties                             (14,959)         111,750          78,993
      Deferred revenue                                        --          400,000              --
                                                      ----------       ----------     -----------
                                                        (269,467)         225,459        (398,154)
                                                      ----------       ----------     -----------

FINANCING ACTIVITIES
   Proceeds from loans and debentures                    358,192               --              --
   Debenture repayment                                        --         (190,833)             --
   Sale of capital stock                                      --               --         500,080
                                                      ----------       ----------     -----------

                                                         358,192         (190,833)        500,080
                                                      ----------       ----------     -----------

INVESTING ACTIVITIES
   Additions to property, plant and equipment            (19,414)         (11,970)        (85,000)
                                                      ----------       ----------     -----------
                                                         (19,414)         (11,970)        (85,000)
                                                      ----------       ----------     -----------

NET INCREASE (DECREASE) IN CASH                           69,311          (22,656)         16,926

CASH - beginning of year                                   3,515           16,926              --
                                                      ----------       ----------     -----------

CASH - end of year                                    $   72,826       $   39,582     $    16,926
                                                      ==========       ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Debenture issued for acquisition of asset                  --          750,000              --
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                     --               --              --
   Cash paid for income taxes                                 --               --              --



               See accompanying notes to the financial statements

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004


1.   DESCRIPTION OF BUSINESS

     Logical Sequence Incorporated was incorporated on August 16, 2002 under the laws of the Province of Ontario. Prior to this date, effective April 1, 2002 the Company took over specific portions of the business operation of Logical Sequence Incorporated (incorporated under the laws of Nova Scotia) and effective June 02, 2003, the Company formally purchased all of the tangible and intangible assets related to the business as a going concern. The company owns, licenses and develops automotive dealer management systems. The trade name of the current DOS product is TIM DMS. LSI is currently completing the development of an ASP version of the software that will enable the distribution of the WebDMS product over the Internet which will enhance the flexibility in reporting to the Original Equipment Manufactures and their dealer network as well as internal reporting


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

     The financial statements are stated in Canadian dollars. The Company's fiscal year end is September. Figures shown for June 30, 2004, and the year then ended, are shown for use in connection with the Company's parent that has a June fiscal year.

     Revenue recognition

          Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

          The company obtains revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. The Company generally has separate agreements with customers regarding these services that determine the terms and conditions of each type of service. Revenues from product user license fees are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

     Property, Plant and Equipment

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



          Property, plant and equipment assets are recorded at cost. Amortization is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

              Furniture and Equipment            - 20% diminishing balance
              Computer equipment                 - 30% diminishing balance

     Currency

          The majority of the company's cash flows (revenues and expenses) are in Canadian Dollars. Accordingly, the functional currency of the Company is Canadian dollars.

     Income Taxes

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

     Valuation of Long-Lived Assets

          The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

     Start-up Costs

          The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

     Software Development Costs

          The Company considers development costs for software to be sold or otherwise marketed that occur before technological feasibility is established to be research and development costs and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized and amortized over the estimated product life. We have defined technological feasibility as the establishment of a working model, which typically occurs when company places a product into beta testing. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



     Comprehensive Income

          The Company has adopted Statement of Financial Accounting Standards
          (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements, which includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income consist solely of net income.

     Other

          The Company paid no dividends during the periods presented.

          The Company consists of one reportable business segment.

          All revenue reported is from external customers in Canada. All of the Company's assets are located in the Canada.


3.   FINANCIAL INSTRUMENTS

     Credit Risks

          The Company is exposed to credit risk on its accounts receivable. To reduce that risk, the Company's credit policies include setting customer limits, reviewing them regularly, strict collection procedures on overdue accounts.

          All of the Company's trade accounts receivable are due from customers located throughout the Canada. The Company performs credit evaluations of its customers and generally does not require collateral.

     Fair Values of Financial Assets and Liabilities

          The carrying values of receivables, bank indebtedness and payables approximate their fair value due to the relatively short period to maturity of the instruments.

          The fair value of promissory notes and the obligation for mandatory redemption of preferred shares cannot be estimated because of the unique nature of these financial instruments.

4.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and continued operating losses. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain the additional working capital required.

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



5.   ACCOUNTS RECEIVABLE

                                                 June 30, 2004    September 30,   September 30,
                                                                      2003            2002

     Accounts receivable                         $      48,023    $     56,743    $         --
     less allowance for doubtful accounts                   --              --              --
                                                 -------------
                                                 $      48,023    $     56,743    $         --
                                                 =============    ============    ============



     The Company considers accounts over 90 days old to be past due. The company periodically reviews its accounts receivable to determine uncollectible amounts.


6.   PROPERTY, PLANT AND EQUIPMENT

                            --------------------------------------------------------------------------------------
                                                                    Net June 30,  Net September   Net September 30,
                                 Cost        Amortization                  2004        30, 2003               2002
                             --------------------------------------------------------------------------------------
   Equipment                 $  40,924        $     8,185              $ 32,739        $ 32,739           $ 23,000
   Computer equipment           56,046             16,814                39,232          39,232             62,000
                             ---------       ------------              --------        --------           --------

                             $  96,970        $    24,999     71,971                   $ 71,971           $ 85,000
                             =========        ===========     ======                   =========          =========

     Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.


7.   DUE TO RELATED PARTIES

     The Company owed the following amounts to companies that are controlled by individuals who are shareholders and former managers of the Company:


                                                June 30, 2004     September 30,     September 30,
                                                                      2003              2002

   Accounts payable to related parties          $     142,248     $    190,743      $    173,940
   Accrued interest                                     6,923           13,153                --
                                                ------------------------------------------------
                                                $     146,171     $    152,095      $     73,940
                                                =============     ============      ============

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



8.   LONG TERM ASSETS


     During the year the Company acquired rights to intellectual property. These rights enable further development to be made to the current product. The rights are considered to be intangible and are not amortized.


9.   INTANGIBLE ASSETS

     On August 16, 2002 the Company acquired intangible assets identified as intellectual property and composed of exclusive rights, future rights and derivative products for $5,580,000 together with certain items of furniture and equipment for $85,000 from a shareholder by cash and the issuance of 50,000 preferred shares at a par value of $100 each totaling $5,000,000. The preferred shares have a mandatory redemption period provision, and amount equivalent to the present value of the mandatory redemption is record as a liability (See note 11).

     No carrying value is recorded for the intangible asset because no verifiable historical cost to the related parties is available. Accordingly, an amount equivalent to the obligation for the mandatory redemption of the preferred shares is shown in the statement of Shareholders' Equity as a distribution.

     On June 02, 2003 Logical Sequence Inc. acquired from GE Commercial Finance Canada Inc. (CDF) rights title and interest in security interests that CDF had obtained from Deutsche Financial Services Canada Corporation in regard to the rights, title and interests in the TIM software Solutions assets which included intellectual property.

     In consideration for the purchase price of $750,000 LSI received the rights, title and interest in the security plus $1,500,000 of the indebtedness that CDF holds against TIM Software. The purchase price paid was $200,000 on execution and $550,000 to be paid 15 months after June 02, 2003 (September 02, 2004). The balance of $550,000 is evidenced by a promissory note (See note 10).


10.  PROMISSORY NOTE - GE OF CANADA

     The Company, has a note payable to Commercial Finance Canada Inc. secured by a general security agreement constituting a first lien on all assets of the Company. The promissory note bears interest at 5% compounded monthly. Subsequent to fiscal year end, On September 02, 2004, the $550,000 principal balance plus accrued interest of $30,548 represented by the promissory note with GE of Canada became due and payable. Management has commenced negotiations to have the payment obligation deferred over time.


11.  OBLIGATION FOR MANDITORY REDEMPTION OF PREFERRED SHARES

     The Company has issued 50,000 shares of preferred stock that has a mandatory redemption feature. The obligation for the mandatory redemption of preferred shares is recorded as a liability on the books at the present value of $4,449,981 at September 30, 2003. The accretion of the preferred stock in the amount of $220,400 was recorded on the books as interest expense, bringing the obligation balance to $4,670,381 at June 30, 2004.

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004


     The preferred shares are redeemable by the Company at any time by paying the holder the par value, 5,000,000 ($100 per share), plus any accrued dividends. The redemption of the preferred shares becomes mandatory September 1, 2012. Dividends are payable at 4% annually in arrears, will accrue if not paid and are only required to be paid if profits after tax are a minimum of $1,000,000 Cdn.


12.  CAPITAL STOCK

        Authorized
        ----------
        Unlimited      common shares without nominal or par value
          50,000       preferred shares

      Stated Capital
      --------------
        10,000,000     common shares                                 500,080
          50,000       preferred shares                                   --
                                                                   ---------
                                                                   $ 500,080


     50,000 preferred shares have been issued as part settlement of the purchase of certain intellectual property rights from Larnaca Limited. The value of the preferred shares as issued has been reflected in these financial statements as nil.


13.  SUBSEQUENT EVENTS

     The Company was party to a license sales agreement with Electronic Data Systems Inc. (EDS), whereby EDS was to market certain of THE Company's products on a revenue-sharing basis. The agreement was terminated on August 16, 2004 under conditions contained within the EDS Purchase and Sale Agreement.

     The agreement includes a requirement for the Company to pay EDS 60% of license revenues collected, and includes certain other provisions for payments. Management contends that the failure of EDS to perform its obligations under the agreement is a breach of the agreement, and the amount due to EDS under the agreement is uncertain. The Company is currently negotiating a final agreement with EDS. The Company has accrued $400,000, included in the balance sheet as accounts payable, which is Management's estimate of the net amount due to EDS. This estimate may change as further information is available. The maximum amount which may be due under the contract, before any offsets, is $636,628.


14.  COMMITMENTS

     Minimum annual lease payments over the next five years are as follows:


                      2004                 $ 20,424
                      2005                   20,424
                      2006                   20,424
                      2007                   20,424
                      2008                   18,722

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



15.  INCOME TAXES

     The Company is subject to Canadian federal income taxes. The Company has had no income, and therefore has paid no income tax. The Company has a tax credit receivable in the amount of $255,380.

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carryforwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                            Estimated
                                               Tax
    Year      Estimated NOL       NOL        Benefit      Valuation      Net Tax
   Ending     Carryforward      Expires     from NOL      Allowance      Benefit
   2002       $    382,000        2009     $   111,042   $   (111,042)  $      --
   2003            790,000        2010         272,980       (272,980)         --
              ----------------- ------------ ------------- -------------- --------
   Total      $  1,172,000                 $   384,022   $   (384,022)  $      --
              ================= ============ ============= ============== ========


     Taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Canadian income taxes at statutory rate                         38%
        Valuation allowance                                            (38%)
                                                                  ----------
        Actual income tax rate                                           --
                                                                  ==========


     For the interim period from September 30, 2003 through June 30, 2004, the Company has an estimated taxable loss of $662,000, which will be added to the company's net operating losses and valuation allowance.


16.  RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

________________________________________________________________________________

                                                   LOGICAL SEQUENCE INCORPORATED
________________________________________________________________________________

                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                   June 30, 2004



     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
-----------------------------------------------------------------------

There have been no changes in and/or disagreements with the accountants on any accounting and financial disclosure.

Item 8a.  Controls And Procedures
          -----------------------

Shannon maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Shannon's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Shannon's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Shannon's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Shannon's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Shannon's certifying officer has concluded that Shannon's disclosure controls and procedures are effective in reaching that level of assurance.

Within 90 days prior to the date of this report, Shannon carried out an evaluation, under the supervision and with the participation of Shannon's management, including Shannon's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of Shannon's disclosure controls and procedures. Based on the foregoing, Shannon's Chief Executive Officer and Chief Financial Officer concluded that Shannon's disclosure controls and procedures were effective.

Shannon's internal controls are presently being revised and codified to ensure compliance with the requirements of the Sarbanes Oxley Act of 2002.

                                    Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.
--------------------------------------------------------------------------------

The officers and directors of Shannon are as follows:

Blair Coady                       President and Director since February 18,1999.
Greg Isenor                       Vice President and Director since October 2001
Dennis Brovarone                  Director and Secretary since February 2003
Rod Wark                          Director since December 2003
Kenneth N. Davis, Jr.             Director since January 2004
John W. Rogers                    Director since January 2004
David L. Wagner                   Director since May 2004

Blair Coady. Mr. Coady is the Founder of Shannon and has served as President and Director since February 1999. Since June 2001 to October 2003, Mr. Coady has served as an officer and director and from October 2003 to the present he has served as a director of Rally Energy Corporation, a publicly held company engaged in oil and gas exploration. Mr. Coady served as the President and Chairman of the Board of Wolf Industries, Inc., a publicly held management company with interests in the oil and gas industry, from August 1996 to April 1998. From October 1996 to February 2001. Mr. Coady was the President and Chief Executive Officer of Calgary Chemical, a privately-held custom blender of petroleum production chemicals. From 1992 to 1995 Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

Greg Isenor. Mr. Isenor holds a Bachelor of Science degree in Geology from Acadia University. Since June 2001 to the present Mr. Isenor has consulted to various companies including PEGA Gas Alliance, EnCana, EOG Resources, Maritimes & Northeast Pipelines and LXL Consulting on various land and geological projects. From June 1999 to June 2001 Mr. Isenor worked as a Land Agent for Maritimes & Northeast Pipelines in Nova Scotia. From December 1998 to June 1999 Mr. Isenor worked with Prince Edward Gas compiling a geological report on the gas potential of Prince Edward Island. From September 1996 to December 1998 Mr. Isenor was Vice President of Exploration for Kaoclay Resources Inc., a kaolin exploration company in Nova Scotia, Canada and Georgia, USA. From March 1996 to September 1996 he worked in Kazakstan on gold exploration projects for Central Asia Goldfields.

Dennis Brovarone Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He serves as U.S. securities law counsel to Shannon. He is a Director of Pure Bioscience, a publicly held California corporation since April 1996. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. From January 1995 to March 1998 Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

Rod Wark Mr. Wark has been a corporate executive and corporate development consultant with over 20 years experience directing sales and marketing, coordination of business operations, mergers and acquisitions and the legal and financial structuring of complex transactions. He served as President and Chief Operating Officer of Xwave of Halifax, Nova Scotia, from 1998 to 2003. Xwave is one of the largest IT companies in Canada delivering IT services with over $425 million in revenues and 2,800 people in 15 offices in Canada, the U.S. and Europe. From 1988 to 1998, Mr. Wark was an Associate Partner of Anderson Consulting, a $7 billion in revenue global consulting firm with expertise in all areas of business consulting. Prior to this, he was Regional Director of Synerlogic Inc., a Canadian technology consulting company subsequently acquired by Anderson Consulting.

Kenneth N. Davis Jr. Mr. Davis is a Managing Director of Bentley Associates L.P., a full service investment banking firm serving middle market and growth companies since 1990. Prior to joining Bentley Associates. Mr. Davis led his own investment banking firm, Corporate Development Associates for five years. He also managed the Merger and Acquisition Departments at Tucker Anthony and Advest. Mr. Davis was Senior Vice President and Chief Financial Officer of Syntex Corporation. Mr. Davis was the U.S. Assistant Secretary of Commerce during 1969 and 1970. Prior to his appointment, he had a twenty year career with IBM Corporation including five years as its Chief Financial Officer. Mr. Davis holds a B.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

John W. Rogers. Mr. Rogers is the newly appointed President and Chief Executive Officer of Logical Sequence Incorporated in Halifax, Nova Scotia. Prior to this he provided IT consulting services to Maritime Life Assurance Company of Halifax, Nova Scotia. Mr. Rogers held several delivery and management positions in the IT industry since 1983. Mr. Rogers was employed as a senior Service Delivery Manager with with Keane Canada Inc., Halifax, Nova Scotia during 2001 and 2002. He also served in several director and project manager position with Sierra Systems Consultants Inc., in Halifax, Nova Scotia during 1998 to 2001. Mr. Rogers was the president and founder of Interactive Trading Network, Dartmouth, Nova Scotia which developed specialized digital marketing software. Mr. Rogers held director and management positions with Dalhousie University in Halifax, Nova Scotia from 1985 to 1997. Mr. Rogers holds a Data Processing Technology Diploma from Nova Scotia Community College, Dartmouth, Nova Scotia 1983.

David L. Wagner. David L Wagner is President of D & A Wagner and Associates Inc., and an executive associate of Accelerator Inc., a management company focused on corporate leadership and business growth issues. As a former President and Chief Executive Officer of Unisys Canada Inc, David gained extensive international experience in sales, marketing, and delivery of products and services to government and commercial clients. For more than twenty-five years, David was a driving force within Unisys Canada, where he honed his ability to lead strong teams in developing strategies and operating approaches for business success.

While working in the United States as vice-president of marketing for Unisys' Worldwide Public Sector, David developed a program-oriented approach to the public sector business worldwide, involving the development of strategic plans, investment responsibilities, and support of field operations.

David's current management practice provides strategic advisory services to several business clients with emphasis on the Information Technology sector. He provides practical solutions to the needs of clients facing challenges in sales execution, account and product marketing skills development, and outsourcing contract agreements. He has earned a solid reputation for customer service excellence, and for ideas, which enable people, plans, and processes to make sales productive and effective. He has developed and delivered programs for workshops, facilitation, and implementation of industry best practices.

Born in northern Ontario and raised in Nova Scotia, David graduated from Acadia University with bachelor's degrees in computer science and business administration. David is a member of the board of governors at Rothesay Netherwood School, Northumblerland Golf Club, Fredericton YMCA and Diaphonics Inc. He resides in Fredericton, New Brunswick.

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors.

Committees: Meetings of the Board
---------------------------------

Shannon does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. Shannon's Board of Directors held three meetings during the fiscal year ended June 30, 2004 at which all directors were present either in person or by telephonic conference call. Corporate actions by the Board of Directors were unanimously also consented to in writing after telephone discussion.

Audit Committee
---------------

The board of directors has not yet established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. Shannon is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. Shannon may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

     * understands generally accepted accounting principles and financial statements,

     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

     * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

     *    understands internal controls over financial reporting, and

     *    understands audit committee functions.

Board of Directors Independence
-------------------------------

Only two of Shannon's directors, Rod Wark and David L. Wagner are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. Shannon is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

Code of Ethics
--------------

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, Shannon is required to disclose whether it has adopted a code of ethics that applies to Shannon's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Shannon has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. Shannon has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on its website, www.shannon-intl.com.

Compliance with Section 16(a) of Securities Exchange Act of 1934
----------------------------------------------------------------

To our knowledge, during the fiscal year ended June 30, 2004, our current Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
--------------------

There is no family relationship between any Director, executive or person nominated or chosen by Shannon to become a Director or executive officer.

Item 10. Executive Compensation.
         -----------------------

The following table shows for the fiscal years ending June 30, 2004, 2003 and 2001, the compensation awarded or paid by Shannon to its Chief Executive Officer and any of the executive officers of Shannon whose total salary and bonus exceeded $100,000 during such year.

-----------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                Awards                  Payouts
-----------------------------------------------------------------------------------------------------------------------
                                           Salary                          Securities
                                             ($)      Other Annual    Underlying Options
   Name and Principle Position     Year             Compensation ($)         (#)          All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
Blair Coady President/CEO          2004    87,300 cdn      0                   0                       0
-----------------------------------------------------------------------------------------------------------------------
Blair Coady President/CEO          2003       0            0                75,000 Common              0
-----------------------------------------------------------------------------------------------------------------------
Blair Coady President/CEO          2002       0            0               150,000 Common              0
-----------------------------------------------------------------------------------------------------------------------

No executive officer earned more than $100,000 during the current fiscal year or the previous two fiscal years.

--------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------
                                Individual Grants
--------------------------------------------------------------------------------------------------
                                Number of       % of Total
                              Common Shares       Options
                                Underlying       Granted in
                             Options Granted  Fiscal Year ended   Exercise Price    Expiration
Name                               (#)          June 30, 2004        ($/Sh)            Date
--------------------------------------------------------------------------------------------------
Rod Wark, Director                400,000          28.6%            0.50            01/02/09
--------------------------------------------------------------------------------------------------
Kenneth N. Davis Jr., Director    400,000          28.6%            0.85            01/23/09
--------------------------------------------------------------------------------------------------
John W. Rogers, Director          200,000          28.6%            0.50            02/02/09
--------------------------------------------------------------------------------------------------
David L. Wagner                   400,000          14.2%            0.60            05/18/09
--------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values
The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2004.

------------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
------------------------------------------------------------------------------------------------------------------------
                                       Value                                           Value of Unexercised In-the Money
                          Shares       Realized    Number of Securities Underlying     Options at
                          Acquired on  at FY-End   Unexercised Options at FY-End       June 30, 2004  (1)
Name                      Exercise (#) ($)         (#) Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
Blair Coady Pres./CEO,          0          0     225,000 Common Shares Exercisable      $67,500     Exercisable
Dir.
------------------------------------------------------------------------------------------------------------------------
Greg Isenor                     0          0     150,000 Common Shares Exercisable      $45,000     Exercisable
V-P, Director
------------------------------------------------------------------------------------------------------------------------
Dennis Brovarone                0          0     100,000 Common Shares Exercisable      $20,000     Exercisable
Secretary, Director
------------------------------------------------------------------------------------------------------------------------
John W. Rogers,                 0          0     200,000 Common Shares Exercisable      $0          Exercisable
Director
------------------------------------------------------------------------------------------------------------------------
Kenneth N. Davis, Jr.           0          0     400,000 Common Shares Exercisable      $0          Exercisable
Director
------------------------------------------------------------------------------------------------------------------------
Rod Wark                        0          0     400,000 Common Shares Exercisable      $0          Exercisable
Director
------------------------------------------------------------------------------------------------------------------------
David L. Wagner,                0          0     400,000 Common Shares Exercisable      $0          Exercisable
Director

     (1) Option value based on the difference between the exercise price of unexercised options and the closing sale price on June 30, 2004 ($0.45 per share).

Stock Option Plan
-----------------
Shannon has a Stock Option Plan, the "Shannon International Resources, Inc, Amended 1999 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. Options for a total of 1,875,000 have been granted under the plan.

In May 2004, the Board of Directors resolved to submit a 5,000,000 share Officers and Directors Stock Option Plan for approval by Shannon's stockholders at the next annual general meeting of stockholders.

Employment Agreements
---------------------

Blair Coady, Shannon's president and chief executive officer and director entered into an employment agreement with Shannon effective October 2003. The employment agreement provides for base remuneration of $9,700 Cdn., per month plus insurance benefits and vehicle lease. Greg Isenor, Vice President and Director does not have a employment agreement and does not presently draw a salary. Officers are reimbursed for expenses incurred on Company business. Dennis Brovarone, Shannon's secretary and director also serves as U.S. securities law counsel and is compensated for his time at his regular hourly rate of $200 per hour. John W. Rogers, a director has an employment agreement with Logical Sequence Incorporated as it chief executive officer. The employment agreement effective February 2004 provides for compensation of $9,000 Cdn., per month plus employee insurance benefits. Mr. Rogers also received 50,000 shares of Shannon's common stock as a signing bonus.

Directors' Compensation/ Other Arrangements
-------------------------------------------

Shannon's directors are reimbursed for actual expenses incurred in attending Board meetings. Shannon entered into a three month agreement with Kenneth N. Davis Jr., in April 2004, with respect consultation and assistance with corporate and business development. Mr. Davis is to be compensated at $7,500 per month and a success fee of up to $100,000 for any transaction wherein it was mutually agreed Mr. Davis played a significant role. There are no other arrangements regarding compensation to officers and directors of Shannon.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with Shannon, or from a change in the control of Shannon.

Transactions with Management
----------------------------

Shannon did not enter into any transactions with Management during the fiscal year ended June 30, 2004.

Item 11. Security Ownership Of Certain Beneficial Owners And
Management.
-------------------------------------------------------------

The following table sets forth information, as of September 24, 2004, with respect to the beneficial ownership of Shannon's common stock by each person known by Shannon to be the beneficial owner of more than five percent of the outstanding Common Stock and by the officer and directors of Shannon based on 20,845,000 shares of common stock outstanding as of September 24, 2004 plus the number of shares underlying outstanding options.

Name and Address of                                               Common Stock              Percentage of Shares
Beneficial Owner                  Title                           Ownership                 Outstanding
----------------------------      -------------------------       ---------------------     --------------------
Blair Coady                       President, Director                225,000  (1)                  1.1%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
Greg Isenor                       V. Pres., Director                 200,000  (2)                  1.0%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
Dennis Brovarone                  Director                           120,000  (3)                  0.6%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
John W. Rogers                    Director                           250,000  (4)                  1.2%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
Kenneth N. Davis  , Jr.           Director                           400,000  (5)                  1.9%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
Rod Wark                          Director                           400,000  (6)                  1.9%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
----------------------------------------------------------------------------------------------------------------
David L. Wagner                   Director                           400,000  (8)                  1.9%
Directors and Officers as a Group
(7 individuals)                                                    1,995,000  (9)                  9.6%
----------------------------------------------------------------------------------------------------------------

(1)      Includes exercisable options to acquire up to 225,000 shares.
(2)      Includes exercisable options to acquire up to 150,000 shares.
(3)      Includes exercisable options to acquire up to 100,000 shares.
(4)      Includes exercisable options to acquire up to 200,000 shares.
(5)      Includes exercisable options to acquire up to 400,000 shares.
(6)      Includes exercisable options to acquire up to 400,000 shares.
(7)      Includes exercisable options to acquire up to 400,000 shares.
(8)      Includes exercisable options to acquire up to 400,000 shares.
(9) Includes exercisable options held by the officers and directors to acquire up to 1,475,000 shares

Changes Of Control
------------------

As of June 30, 2004 and September 22, 2004, there are no arrangements known to Shannon which may at a subsequent date result in a change of control of Shannon.

Item 12. Certain Relationships And Related Transactions.
         -----------------------------------------------

As of September 24, 2004 Mr. Coady Shannon's President and a Director serves as a director of Rally Energy Corp. ("Rally"). Rally is a Calgary based energy company which holds, as of September 24, 2004 a ffty-five percent Working Interest in the acreage covered by Shannon's 2004 Working Interest. Rally Energy Corp., is the Operator with management responsibility for the operations on the 2004 Working Interest property.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, the "2004 Working Interest". Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. Shannon acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed to Shannon and CMB Energy Corp., from the Prior Working Interests.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)  Exhibits:

     3.1  Articles of Incorporation(1)
     3.2  Bylaws(1)
     4.1  1999 Stock Option Plan (1)
     10.1 Working Interest Acquisition Agreement(1)
     10.2 Purchase and Joint Venture Agreement(1)
     10.3 Oil and Natural Gas Permit No. 96-06 (1)
     10.4 Amendment to Working Interest Acquisition Agreement (1)
     10.7 Acquisition of Additional Interests Agreement (2)
     10.8 Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (2)
     10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001. (2)
     10.10 Participation Agreement (3)
     10.11 Logical Sequence Inc. Distribution Agreement (4)
     10.12 Share Purchase Agreement (4)
     10.13 Share Purchase Support Agreement (4)
     10.14 Voting Trust Agreement (4)
     10.15 Addendum Agreement (5)
     10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes.
     14.1  Code of Ethics
     31.1  Sarbanes Oxley Section 302 Certification
     31.2  Sarbanes Oxley Section 302 Certification
     32.1  Sarbanes Oxley Section 906 Certification
     32.2  Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference to the exhibits to Shannon's registration statement in Form 10-SB(file number 000-30254)

(2) Incorporated by reference to the exhibits to Shannon's annual report on Form 10ksb for the fiscal year ended June 30, 2002 filed on or about September 30, 2002

(3) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10qsb for the fiscal quarter ended December 31, 2002 filed on or about February 14, 2003.

(4) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10-QSB for the three month period ended September 30, 2003. (file number 000-30254).

(5) Incorporated by reference to the exhibits to Shannon's amended quarterly report on Form 10-QSB for the three month period ended September 30, 2003 filed on December 2, 2003. (file number 000-30254).


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14.  Principal Accountant Fees And Services
          --------------------------------------

Miller & McCollom, Certified Public Accountants, are Shannon's independent auditors to examine the financial statements of Shannon for the fiscal year ending June 30, 2004. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Miller & McCollom was paid aggregate fees of $29,825 for the fiscal year ended June 30, 2004 and $11,365 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of Shannon's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit-Related Fees

Miller & McCollom was not paid any additional fees for the fiscal year ended June 30, 2004 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of Shannon's financial statements.

Tax Fees

Miller & McCollom was paid no fees for the fiscal year ended June 30, 2002 and no fees for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Miller & McCollom was paid no other fees for professional services during the fiscal years ended June 30, 2004 and June 30, 2003.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHANNON INTERNATIONAL RESOURCES INC.
(Registrant)


By  /s/ Blair Coady
    -----------------
    Blair Coady, President, Chief Financial Officer
    October 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Blair Coady
     ---------------
     BLAIR COADY, Director, October 29, 2004


By:  /s/ Greg Isenor
     ---------------
     GREG ISENOR, Director, October 29, 2004


By:  /s/ Dennis Brovarone
     --------------------
     DENNIS BROVARONE, Director, October 29, 2004


By:  /s/ John W. Rogers
     ------------------
     JOHN W. ROGERS, Director, October 29, 2004


By:  /s/ Kenneth R. Davis, Jr.
     -------------------------
     KENNETH R. DAVIS, JR., Director, October 29, 2004


By:  /s/ Rod Wark
     ------------
    ROD WARK, Director, October 29, 2004


By:  /s/ David L. Wagner
     --------------------
     DAVID L. WAGNER, Director, October 29, 2004