Form 10QSB
period 2004-09-30
SHANNON INTERNATIONAL RESOURCES INC
filed 2004-11-15
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2004

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2004, the Registrant had 21,699,250 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)


Item 1.   Financial Statements.







                          C O N T E N T S

                                                                          Page
                                                                          ----

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Cash Flows                                      F-4

Notes to Consolidated Financial Statements                                 F-5



                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)
                           Consolidated Balance Sheets


                                                                                 September 30,     June 30,
                                                                                     2004            2004
                                                                                 ------------    ------------
                                     ASSETS
                                     ------
Current Assets:
   Cash                                                                          $     50,376    $     76,784
   Accounts receivable                                                                 33,441          35,365
   Income tax credit receivable                                                       201,102         188,062
   Prepaid expense                                                                     17,570          20,413
                                                                                 ------------    ------------
   Investments in marketable securities                                               227,964         134,048
                                                                                 ------------    ------------
         Total current assets                                                         530,453         454,672

Furniture and fixtures less accumulated depreciation of $43,052 and $542 on
     September 30, and June 30, 2004                                                   45,291          45,178
Unevaluated oil and gas properties (Full cost method)                                 853,530         664,770
Intangible assets                                                                   9,124,460       8,532,779
                                                                                 ------------    ------------
         Total assets                                                            $ 10,553,734    $  9,697,399
                                                                                 ============    ============

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current Liabilities:
   Accounts payable                                                              $    605,333    $    563,692
   Due to related parties                                                             113,645         107,640
   Promissory notes related party                                                     188,761              --
   Promissory notes                                                                   466,353         427,516
                                                                                 ------------    ------------
         Total current liabilities                                                  1,374,092       1,098,848

Asset retirement obligations                                                            3,539           3,487
Obligation for mandatory redemption of preferred shares                             3,732,922       3,439,269
                                                                                 ------------    ------------
         Total liabilities                                                          5,110,553       4,541,604

Minority Interest in Subsidiary                                                     1,978,104       2,028,599

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock - 200,000,000 shares of $.001 par value authorized; 21,669,250 and 20,745,000 shares issued
     and outstanding at September 30, 2004 and June 30, 2004                           21,699          20,745
   Convertible subsidiary shares issued                                             1,757,741       2,111,400
   Additional paid-in capital                                                       2,538,740       2,147,035
   Common stock warrants                                                              268,000         268,000
   Accumulated deficit                                                             (1,443,419)     (1,246,688)
   Accumulated other comprehensive income                                             327,284         (13,296)
   Less subscription receivable                                                        (4,968)       (160,000)
                                                                                 ------------    ------------
         Total stockholders' equity                                                 3,465,077       3,127,196
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $ 10,553,734    $  9,697,399
                                                                                 ============    ============


        The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)
                      Consolidated Statements of Operations



                                            For the three     For the three
                                               months             months
                                                ended             ended
                                            September 30,      September 30,
                                                2004              2003
                                           ---------------    ---------------

Sales                                      $       221,430    $            --
                                           ---------------    ---------------

Cost of Sales                                        2,865                 --
                                           ---------------    ---------------

Gross Profit                                       218,565                 --

Expenses
     Administrative costs                           57,964             19,091
     Consulting                                    104,578              4,311
     Professional fees                              33,101             16,416
     Salaries and wages                            208,238
     Accretion expense                                  52                 --
     Currency exchange                                  --             (2,668)
                                           ---------------    ---------------
         Total expenses                            403,933             37,150
                                           ---------------    ---------------

(Loss) from operations                            (185,368)           (37,150)

Other Income and Expenses:
     Interest income                                 3,294                 --
     Interest expense                              (65,151)              (651)
     Miscellaneous income                               --              1,252
                                           ---------------    ---------------

Net (loss) before income tax                      (247,225)           (36,549)

Minority interest income in
  subsidiary's earnings                             50,495                 --
Provision for income tax                                --            (47,267)
                                           ---------------    ---------------

Net (loss)                                 $      (196,730)   $       (83,816)
                                           ===============    ===============

Net (loss) per share                       $          (.01)   $             *

Weighted number of shares
outstanding                                     20,978,563         16,849,581

*  Less than $.01


Other comprehensive income:
     Net (loss)                            $      (196,730)   $       (83,816)
     Foreign currency translation
       adjustment                                  300,992                 --
     Unrealized gain on marketable
       securities                                   26,293           (101,387)
                                           ---------------    ---------------
Total other comprehensive income           $       130,555    $      (185,203)
                                           ===============    ===============




        The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)
                      Consolidated Statements of Cash Flows

                                                    Three Months   Three Months
                                                        Ended          ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                    ------------   ------------
Operating Activities:
     Net (loss)                                     $  (196,730)   $   (83,816)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                               5,742             48
       Minority interest in earnings from
  subsidiary                                            (50,493)            --
       Stock issued for services                         39,000
       Deferred income tax benefit                           --         47,267
     Changes in operating assets and liabilities:
       Accounts receivable                                1,497             --
       Shareholder advances                               9,575             --
       Accounts payable and advances                      9,480         47,252
       Prepaid expense                                      497            175
                                                    -----------    -----------
       Total adjustments                                 15,298         94,742
                                                    -----------    -----------
       Net cash (used by)
         operating activities                          (181,432)        10,926

Investing activities
     Investment in oil and gas properties                    --       (251,616)
     Cash advanced to LSI                               (10,912)            --
     Acquisition of furniture and fixtures               (2,997)            --
     Purchases of marketable securities                 (54,327)       (29,864)
                                                    -----------    -----------
       Net cash (used by) investing activities          (68,236)      (281,480)

Financing activities
     Subscription receivable                            155,032             --
     Long term debt                                      62,382             --
     Issuance of common stock and warrants                   --        262,500
                                                    -----------    -----------
       Net cash provided by financing                   217,414        262,500
         activities

                                                    -----------    -----------
Net change in cash and cash equivalents                 (32,254)        (8,054)
Foreign currency translation adjustment                   5,846             --
Cash at beginning of period                              76,784         16,048
                                                    -----------    -----------
Cash at end of period                               $    50,376    $     7,994
                                                    ===========    ===========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                     $    65,151    $       718

       Income taxes                                 $        --    $        --

 Supplemental schedule of noncash investing and
  financing activities:
     Issuance of stock for subscription receivable
                                                    $        --    $ 1,938,000



        The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)


Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2004, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by Shannon International Resources, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2004 are based upon the audited financial statements of that date. Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 - Organization
---------------------

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

Note 3 - Basis of Presentation
------------------------------

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

Note 4 - Fixed Assets
---------------------

During the three months ended September 30, 2004, the Company acquired an Undivided 20% Interest in Prince Edward Island Oil & Gas Permits. At closing the Company acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004, bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. The Company also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 Cdn payable upon thirty days written notice for the outstanding costs attributing to the Company and CMB Energy Corp., from the Prior Working Interests.

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)


Note 5 - Stockholders' Equity
-----------------------------

During the three months ended September 30, 2004, the Company exchanged 854,200 shares of Investments' exchangeable stock for the Company's common stock, valued at $353,600 (weighted average $.41 per share).

The Company issued 100,000 shares of common stock for services, valued at $39,000 (weighted average $.39 per share) based on fair market value on the date issued.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein. The following discussion and analysis should be read in conjunction with the audited financial statements of Shannon included in Shannon's annual report on Form 10KSB filed on October 29, 2004.

Shannon's financial statements for the fiscal year ended June 30, 2004 reflect the acquisition of 51% of the common stock of Logical Sequence Incorporated as of June 30, 2004 and include pro forma financial statements showing the effect of the acquisition. The separate, audited financial statements of Logical Sequence Incorporated were included in Shannon's annual report on Form 10KSB filed on October 29, 2004.

Shannon has the following areas of operations and investments as summarized below.


         Logical Sequence Incorporated

In October 2003, Shannon entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into our common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon has agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $321,000 Cdn has been provided as of October 31, 2004. Shannon also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, the "2004 Working Interest". Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the Working Interests. Shannon acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004 bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed from the Prior Working Interests.

Shannon anticipated that the Joint Venture Operating Agreement will require a division of costs and expenses for the area covered by the 2004 Working Interest. Rally Energy Corp., is anticipated to be the Operator with management responsibility for the operations on the property. Shannon anticipates entering into the new Joint Venture Operating Agreement during the second fiscal quarter.

Shannon follows the full cost method of accounting for oil and gas properties. Shannon is deemed to be in the planning and exploration stage. Under the full cost method of accounting for oil and gas properties, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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


EnerVision-Helical Investment

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

Plan of Operation

Logical Sequence Incorporated

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

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is the Shannon's intention to seek a negotiated settlement with EDS though as of November 14, 2004, no such negotiations have occurred.

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

Shannon through Joint Operating Agreements engaged in planning and exploration activities on the Prior Working Interests and the 2004 Working Interest. Shannon is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. Shannon and its joint operating partners anticipate entering into the Joint Operating Agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands.

Through the Joint Operating Agreements on the Prior Working Interests an exploratory drilling program was established and commenced. Though no assurances can be given, this program is expected to provide for the drilling of up to five exploration or test wells, two of which have been drilled to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are "sufficient" reserves to justify production.

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


Results Of Operations for the Three Months Ended September 30, 2004

During the three months ended September 30, 2004, Shannon recorded a net loss of $247,225 as compared to a loss of $36,549 for the three months ended September 30, 2004. The loss is $0.01 per common share. Shannon recorded revenue of $221,430 from the operations of its Logical Sequence Incorporated subsidiary. Shannon has not yet generated any revenues from its Natural Gas Exploration Program.

The $403,933 in total expenses consisted of consulting fees in the amount of $104,578 which include Shannon's executive compensation and fees paid to third parties assisting Shannon with LSI and other business development projects. Professional fees were $33,101 and administrative expenses were $57,964. Shannon also recorded $208,238 in salaries and wages from LSI. Professional fees increased by over $12,000 primarily for professional services incurred for accounting and securities law compliance as a result of the Sarbanes Oxley Act of 2002. Administration costs increased from $19,091 for the three months ended September 30, 2003 to $57,964 for the three months ended September 30, 2004 as a result of including the administrative costs of LSI. Shannon recorded an unrealized gain on marketable securities of $26,293 during the three months ended September 30, 2004 as compared to an unrealized loss on marketable securities of $10,387 for the three months ended September 30, 2003 which was a result primarily of Shannon's Enervision-Helical Investment described above and fluctuation of market prices thereof.

As of September 30, 2004, Shannon had total liabilities of $5,110,553 consisting of $605,333 in accounts payable and accrued liabilities and $113,645 due to LSI related parties. The accounts payable include $468,813 which is management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $113,645 due to related parties is due to LSI shareholders and a former officer and director. The $466,353 in promissory notes includes LSI's $427,516 debt to GE of Canada. The $188,760 of Promissory Notes related party is owed to Rally Energy Corp., for the 2004 Working Interests.

A $3,732,922 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory.

Shannon has also recorded a liability of $1,978,104 for the minority interest in LSI.

Shannon's current assets at September 30, 2004, consisted of $50,376 in cash and investments in marketable securities of $227,964 which increased from $134,048 for the three months ended September 30, 2003 as a result of fluctuation in the market price of securities held. As of September 30, 2004, Shannon had an investment in unevaluated oil and gas properties of $853,530. Total assets as of September 30, 2004 were $10,553,734 while total liabilities were $5,110,553. After deduction of the minority interest of $1,978,104, Shannon has Stockholders equity of $3,465,077 as of September 30, 2004.

Liquidity and Capital Resources

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $221,430 for the three months ended September 30, 2004. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of it's equity securities to meet its operating expenses and liabilities. Shannon had $50,376 in cash and $227,964 in marketable securities as of September 30, 2004.

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


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

During the fiscal quarter ended September 30, 2004, Shannon issued 650,000 shares of common stock to two investors upon the exercise of outstanding warrants to acquire common stock at $0.40 per share. On October 8, 2004, Shannon issued 854,250 shares of common stock to shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd., issued in connection with Shannon's acquisition of 51% of the outstanding common stock of Logical Sequence Incorporated closed on June 30, 2004.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors, existing shareholders or warrant holders who were provided all of the current public information available on Shannon.

Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information. None
Item 6.   Exhibits and Reports on Form 8-K.
              (a)  Exhibits:

3.1  Articles of Incorporation(1)
3.2  Bylaws(1)
4.1  1999 Stock Option Plan (1)
10.1 Working Interest Acquisition Agreement(1)
10.2 Purchase and Joint Venture Agreement(1)
10.3 Oil and Natural Gas Permit No. 96-06 (1)
10.4 Amendment to Working Interest Acquisition Agreement (1)
10.7 Acquisition of Additional Interests Agreement (2)
10.8 Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (2)
10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001. (2)
10.10 Participation Agreement (3)
10.11 Logical Sequence Inc. Distribution Agreement (4)
10.12 Share Purchase Agreement (4)
10.13 Share Purchase Support Agreement (4)
10.14 Voting Trust Agreement (4)
10.15 Addendum Agreement (5)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (6)
14.1 Code of Ethics (6)
31.1 Sarbanes Oxley Section 302 Certification
31.2 Sarbanes Oxley Section 302 Certification
32.1 Sarbanes Oxley Section 906 Certification
32.2 Sarbanes Oxley Section 906 Certification

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

(6) Incorporated by reference to the exhibits to Shannon's annual report on Form 10-KSB for the fiscal year ended June 30, 2004 filed on October 29, 2004. (file number 000-30254)

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     1. An 8-K was filed on September 28, 2004 to report that on September 22, 2004 and September 24, 2004, Shannon received written communications from directors David L. Wagner and Kenneth N. Davis, Jr., that they would not stand for re-election to the registrant's board of directors.




SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  November 12, 2004


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer