Form 10QSB
period 2004-12-31
SHANNON INTERNATIONAL RESOURCES INC
filed 2005-02-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the six month period ended December 31, 2004

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


                                      N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2005, the Registrant had 28,707,200 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Item 1.   Financial Statements.




                      SHANNON INTERNATIONAL RESOURCES, INC.


                              FINANCIAL STATEMENTS

                                December 31, 2004

                      SHANNON INTERNATIONAL RESOURCES, INC.
                                   (Unaudited)








                          C O N T E N T S

                                                                Page
                                                               -------


Consolidated Balance Sheets                                      F-3

Consolidated Statements of Operations                            F-4

Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                       F-7


                      SHANNON INTERNATIONAL RESOURCES, INC.
                          Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                                                 December 31, 2004      June 30,
                                                                                   (Unaudited)           2004
                                                                                                        (Note 1)
                                                                                 -----------------   ------------
Current Assets:
   Cash                                                                          $         47,819    $     76,784
   Accounts receivable                                                                     14,178          35,365
   Income tax credit receivable                                                           211,965         188,062
   Prepaid expense                                                                         16,692          20,413
   Investments in marketable securities                                                   274,650         134,048
                                                                                 ----------------    ------------
         Total current assets                                                             565,304         454,672

Furniture and fixtures less accumulated  depreciation of $52,024 and $542 on
     December 31, and June 30, 2004                                                        46,209          45,178
Unevaluated oil and gas properties (Full cost method)                                     853,530         664,770
Intangible assets                                                                       9,617,336       8,532,779
                                                                                 ----------------    ------------
         Total assets                                                            $     11,082,379    $  9,697,399
                                                                                 ================    ============


                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current Liabilities:
   Accounts payable                                                              $        752,784    $    563,692
   Due to related parties                                                                 121,888         107,640
   Promissory notes related party                                                         188,761              --
   Promissory notes                                                                       497,659         427,516
                                                                                 ----------------    ------------
         Total current liabilities                                                      1,561,092       1,098,848

Asset retirement obligations                                                                3,592           3,487
Obligation for mandatory redemption of preferred shares                                 3,993,582       3,439,269
                                                                                 ----------------    ------------
         Total liabilities                                                              5,558,266       4,541,604

Minority Interest in Subsidiary                                                         1,936,016       2,028,599

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 26,145,000 and 20,745,000 shares issued
     and outstanding at December 31, 2004 and June 30, 2004                                26,145          20,745
   Convertible subsidiary shares issued                                                        --       2,111,400
   Additional paid-in capital                                                           4,379,035       2,147,035
   Common stock warrants                                                                  260,000         268,000
   Accumulated deficit                                                                 (1,675,955)     (1,246,688)
   Accumulated other comprehensive income                                                 598,872         (13,296)
   Less subscription receivable                                                                --        (160,000)
                                                                                 ----------------    ------------
         Total stockholders' equity                                                     3,588,097       3,127,196
                                                                                 ----------------    ------------
Total liabilities and stockholders' equity                                       $     11,082,379    $  9,697,399
                                                                                 ================    ============




         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                           For the six    For the six
                                              months         months
                                              ended          ended
                                           December 31,   December 31,
                                               2004          2003
                                          ------------    ------------

Sales                                     $    471,075    $         --

Cost of Sales                                    7,171              --
                                          ------------    ------------

Gross Profit                                   463,904              --

Expenses
     Administrative costs                      128,263          36,969
     Consulting                                195,363         216,503
     Professional fees                         119,826          36,649
     Salaries and wages                        407,002              --
     Accretion expense                             105              --
     Currency exchange                              --           1,337
                                          ------------    ------------
         Total expenses                        850,559         291,458
                                          ------------    ------------

(Loss) from operations                        (386,655)       (291,458)

Other Income and Expenses:
     Interest income                             6,471              --
     Interest expense                         (141,664)           (913)
     Miscellaneous income                           --           1,251
     Gain on sale of stock                          --          24,240
                                          ------------    ------------
                                              (521,848)       (266,880)
                                          ------------    ------------

Minority interest income in
subsidiary's earnings                          (92,583)             --
                                          ------------    ------------

Net (loss) before income tax                  (429,265)       (266,880)

Provision for income tax                            --         (47,267)
                                          ------------    ------------

Net (loss)                                $   (429,265)   $    (83,816)
                                          ============    ============

Net (loss) per share                      $       (.02)   $          *

Weighted number of shares
outstanding                                 21,320,583      17,465,518

Other comprehensive income:
     Net income (loss)                        (429,265)       (314,147)
     Foreign currency translation
     adjustment                                556,794             --
     Unrealized (loss) on marketable
     securities                                 42,078         138,988
                                          ------------    ------------

Total other comprehensive income (loss)   $    169,607    $   (175,159)
                                          ============    ============



         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the three        For the three
                                                 months               months
                                                 ended                ended
                                           December 31, 2004     December 31, 2003
                                           -----------------     -----------------
Sales                                       $    249,645          $         --

Cost of Sales                                      4,307                    --
                                              ----------           -----------

Gross Profit                                     245,338                    --

Expenses
     Administrative costs                         69,300                17,879
     Consulting                                   90,786               212,192
     Professional fees                            86,725                20,233
     Salaries and wages                          199,763                    --
     Accretion expense                                52                    --
     Currency exchange                                --                 4,004
                                              ----------           -----------
         Total expenses                          446,626               254,308
                                              ----------           -----------

(Loss) from operations                          (201,288)             (254,308)

Other Income and Expenses:
     Interest income                               3,178                    --
     Interest expense                            (76,513)                 (262)
     Miscellaneous income                             --                    --
     Gain on sale of stock                        24,240
                                              ----------           -----------
                                                (274,623)             (230,330)
Minority interest income in
subsidiary's earnings                             42,088                    --
                                            ------------          ------------

Net (loss)                                  $   (232,535)         $   (230,330)
                                            ============          ============

Net (loss) per share                        $       (.01)         $       (.01)

Weighted number of shares
outstanding                                   23,197,833            17,217,100


Other comprehensive income:
     Net (loss)                             $   (235,535)         $   (230,330)
     Foreign currency translation
       adjustment                                255,802                    --
     Unrealized gain on
       marketable securities                      15,785               152,593
                                            ------------          ------------

Total other comprehensive income            $     36,052          $    (77,737)
                                            ============          ============





         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                  Six Months Ended    Six Months ended
                                                  December 31, 2004   December 31, 2003
                                                  ------------------  -----------------
Operating Activities:
     Net (loss)                                      $(429,265)           $(314,147)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                             12,908                   95
       Minority interest in earnings from
        subsidiary                                     (53,585)                  --
       Gain on sale of investments                          --              (24,240)
       Interest added to notes payable                 136,249                   --
       Stock issued for services                        39,000              169,200
     Changes in operating assets and liabilities:
       Accounts receivable                              22,695                   --
       Accounts payable and advances                   128,514              (28,364)
       Deferred income tax benefit                          --               47,267
       Prepaid expense                                   1,484               (1,928)
                                                     ---------            ---------
       Total adjustments                               287,265              162,030
                                                     ---------            ---------
       Net cash (used by)
         operating activities                         (142,000)            (152,177)

Investing activities:
     Investment in oil and gas properties                   --             (239,940)
     Acquisition of furniture and fixtures              (8,510)                  --
     Sale of marketable securities                          --               17,367
     Purchases of marketable securities                (85,227)             (29,882)
     Deferred acquisition costs                             --              (93,418)
                                                     ---------            ---------
       Net cash (used by) investing activities         (93,737)            (345,873)

Financing activities:
     Collection of subscription receivable             160,000                   --
     Issuance of common stock and warrants              40,000              487,500
                                                     ---------            ---------
       Net cash provided by financing                  200,000              487,500
         activities

                                                     ---------            ---------
Net change in cash and cash equivalents                (35,737)             (10,489)
Foreign currency translation adjustment                  6,772                   --
Cash at beginning of period                             76,784               16,048
                                                     ---------            ---------
Cash at end of period                                $  47,819            $   5,558
                                                     =========            =========


 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                      $ 141,664            $     262
       Income taxes                                  $      --            $      --

 Supplemental schedule of noncash investing
   and financing activities:
     Marketable securities exchanged for debt               --            $ 102,532
     Stock issued to satisfy debt                           --                5,019
     Issuance of stock for subscription receivable
                                                       160,000                   --
 Unrealized gain                                        42,078                   --




         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)




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

Note 4 - Fixed Assets
---------------------

During the three months ended September 30, 2004, the Company acquired an Undivided 20% Interest in Prince Edward Island Oil & Gas Permits. At closing the Company acquired the 2004 Working Interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004, bearing interest at the prime rate quoted by Toronto Dominion Bank as of September 30, 2004. The Company also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 Cdn payable upon thirty days written notice for the outstanding costs attributing to the Company and a shareholder from the Prior Working Interests.

On December 8, 2004, the Company entered into a letter of intent that extended the due date of the promissory note in the amount of $168,561.74 Cdn to January 31, 2005. Subsequently the due date was extended to February 7, 2005. At closing the Company will issue 2,500,000 of its common shares and 500,000 common share purchase warrants for the Undivided 20% Interest. Each warrant entitles the holder to acquire one common share at an exercise price of $0.85 USD for a period of 12 months from the date of issuance. The purchase price also includes a gross overriding royalty of 2% on the interests being conveyed pursuant to the Letter of Intent.


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

During the three months ended December 31, 2004, the Company exchanged 4,220,250 shares of Investments' exchangeable stock for the Company's common stock, valued at $1,747,184 (weighted average $.41 per share). An investor purchased 100,000 additional shares of the Company's common stock valued at $40,100 (weighted average $.40 per share) and redeemed 100,000 warrants at $8,000 (weighted average $.08 per share).

Subsequent to December 31, 2004, the Company exchanged 55,600 shares of common stock to shareholders of Investments' exchangeable stock for the company's common stock.

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

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into our common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon has agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $321,000 Cdn., has been provided as of October 31, 2004. Shannon also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

On July 23, 2004, the Prior Interests permits expired. Rally Energy, Corp., the Operator under the Joint Operating Agreements for the Prior Working Interests acquired new permits for approximately 368,000 acres of approximately 640,000 acres covered by the Prior Working Interests, including the acreage where the first two exploratory natural gas wells were drilled.

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

In December 2004, Shannon signed a Letter of Intent with Rally Energy Corp ("Rally"), the current operator and major interest holder in certain oil & gas permits on Prince Edward Island in which Shannon currently has a 20% working interest. Under the terms of the Letter of Intent, Shannon will purchase all of Rally's working interests in approximately 368,000 gross acres of PNG permits, as well as Rally's interest in all seismic, geomagnetic surveys and well bore information. The consideration to be paid to Rally will be 2,500,000 common treasury shares of Shannon, 500,000 common share purchase warrants exercisable at US$0.85 per share for one year from the date of issue, and retention by Rally of a 2% gross overriding royalty (GORR) on the interests being conveyed. As a result of the letter of intent, the due dates of the promissory notes payable to Rally have been extended to February 18, 2005.

This purchase will give Shannon a 92% working interest in a large contiguous block of permits. With Shannon's consolidation of the PNG permits it intends to pursue the sale of these assets for the benefit of Shannon's shareholders. It is expected that both of these transactions will be completed during the first quarter of 2005.

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


Helical Investment

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

Shannon subscribed for 1,250,000 units of EnerVision securities at a subscription price of CDN $150,000 or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of $0.18 Cdn. per common share, within two years of the date of the warrant.

On November 10, 2004, Shannon purchased an additional 200,000 shares of The Helical Corporation, Inc., (formerly EnerVision) at $0.18 Cdn., for a total investment of $30,900.

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


Plan of Operation

Logical Sequence Incorporated

LSI has completed initial development of its new product Lynxphere. As the product will complete it's pilot testing over the next two quarters, a marketing/distribution plan will be developed. Emphasis will be placed on securing major partners, distributors, and OEM's as the primary strategic avenue of pursuit in this plan. LSI intends to add three to six persons for training and implementation of the new product as well as sales and marketing. Approximately $300,000 to $1,000,000 is estimated as required capital to implement LSI`s marketing plans over the next twelve months.

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

Natural Gas Exploration Program

Shannon's Plan of Operation in natural gas exploration on Prince Edward Island upon closing of the above described agreement with Rally Energy Inc., and Shannon's consolidation of the PNG permits it intends to pursue the sale of these assets for the benefit of Shannon's shareholders. It is expected that both of these transactions will be completed during the first quarter of 2005.


Results Of Operations for the Six Months Ended December 31, 2004

During the six months ended December 31, 2004, Shannon recorded a net loss from operations of $386,655 as compared to a loss of $291,458 for the six months ended December 31, 2003. The loss is $0.02 per common share. Shannon recorded revenue of $471,075 from the operations of its Logical Sequence Incorporated subsidiary with a gross profit of 463,094 and cost of sales of $7,171. Shannon has not yet generated any revenues from its Natural Gas Exploration Program.

The $850,559 in total expenses consisted of consulting fees in the amount of $195,363 which include Shannon's executive compensation and fees paid to third parties assisting Shannon with LSI and other business development projects. Professional fees were $119,826 and administrative expenses were $128,263. Shannon also recorded $407,002 in salaries and wages from LSI. Professional fees increased by over $83,000 primarily for professional services incurred for accounting and securities law compliance as a result of the Sarbanes Oxley Act of 2002. Administration costs increased from $36,969 for the six months ended December 31, 2003 to $128,263 for the six months ended December 31, 2004 as a result of including the administrative costs of LSI.

As of December 31, 2004, Shannon had total liabilities of $5,558,266 consisting of $752,784 in accounts payable and accrued liabilities and $121,888 due to LSI related parties. The accounts payable include $468,813 which is management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $121,888 due to related parties is due to LSI shareholders and a former officer and director. The $497,659 in promissory notes includes LSI's $427,516 debt to GE of Canada. The $188,761 of Promissory Notes related party is owed to Rally Energy Corp., for the 2004 Working Interests.

A $3,993,582 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory.

Shannon has also recorded a liability of $1,936,016 for the minority interest in LSI.

Shannon's current assets at December 31, 2004, consisted of $47,819 in cash and investments in marketable securities of $274,650 which increased from $134,048 for the six months ended December 31, 2003 as a result of the Shannon's acquisition of an additional 200,000 shares in Helical in November 2004 and increases in the market value of the securities. As of December 31, 2004, Shannon had an investment in unevaluated oil and gas properties of $853,530. Total assets as of December 31, 2004 were $11,082,379 while total liabilities were $5,558,266. After deduction of the minority interest of $1,936,016, Shannon has Stockholders equity of $3,588,097 as of December 31, 2004.



Liquidity and Capital Resources

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $471,075 for the six months ended December 31, 2004. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of it's equity securities to meet its operating expenses and liabilities. Shannon had $47,819 in cash and $274,650 in marketable securities as of December 31, 2004.

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


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

During the fiscal quarter ended December 31, 2004, Shannon issued 100,000 shares of common stock to one investor upon the exercise of outstanding warrants to acquire common stock at $0.40 per share. On December 13, 2004, Shannon also issued 4,220,250 shares of its common stock to its subsidiary Shannon Investments Ltd., to be held for the benefit of the shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd. On February 9, 2005, Shannon issued 55,600 shares of common stock to shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd., issued in connection with Shannon's acquisition of 51% of the outstanding common stock of Logical Sequence Incorporated closed on June 30, 2004. As a result the balance of shares held by Shannon Investments Ltd., for the LSI shareholders is 4,164,650 shares as of February 11, 2005.

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

         (a)  Exhibits:

3.1       Articles of Incorporation (1)
3.2       Bylaws (1)
4.1       1999 Stock Option Plan (1)
10.1      Working Interest Acquisition Agreement(1)
10.2      Purchase and Joint Venture Agreement (1)
10.3      Oil and Natural Gas Permit No. 96-06 (1)
10.4      Amendment to Working Interest Acquisition Agreement (1)
10.7      Acquisition of Additional Interests Agreement (2)
10.8      Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (2)
10.9      Joint Operating Agreements dated October 22, 2001 and October 23,
          2001. (2)
10.10     Participation Agreement (3)
10.11     Logical Sequence Inc. Distribution Agreement (4)
10.12     Share Purchase Agreement (4)
10.13     Share Purchase Support Agreement (4)
10.14     Voting Trust Agreement (4)
10.15     Addendum Agreement (5)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (6)
14.1      Code of Ethics (6)
31.1      Sarbanes Oxley Section 302 Certification
31.2      Sarbanes Oxley Section 302 Certification
32.1      Sarbanes Oxley Section 906 Certification
32.2      Sarbanes Oxley Section 906 Certification

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

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     December 17, 2004 reporting the issuance of 4,220,250 shares of common stock to Shannon's subsidiary Shannon Investments Ltd., to be held for the benefit of the shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd.



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL RESOURCES, INC.

DATE:  February 11, 2005


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer