Form 10QSB
period 2005-03-31
SHANNON INTERNATIONAL INC
filed 2005-05-16
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the nine month period ended March 31, 2005

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act

          For the transition period from _________ to ____________

          Commission file number: 000-30254

                           SHANNON INTERNATIONAL INC.
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

                      SHANNON INTERNATIONAL RESOURCES INC.
                      ------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, the Registrant had 29,607,200 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Item 1.   Financial Statements.



                           SHANNON INTERNATIONAL INC.
                                   (Unaudited)








                                 C O N T E N T S

                                                                          Page
                                                                         ------


       Consolidated Balance Sheets                                         F-3

       Consolidated Statements of Operations                               F-4

       Consolidated Statements of Cash Flows                               F-8

       Notes to Consolidated Financial Statements                         F-10



                           SHANNON INTERNATIONAL INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                               March 31, 2005     June 30,
                                                                               (Unaudited)         2004
                                                                                                 (Note 1)
                                                                               --------------  -------------
Current Assets:
   Cash                                                                         $     44,175    $     76,784
   Accounts receivable                                                                59,991          35,365
   Income tax credit receivable                                                      208,128         188,062
   Prepaid expense                                                                    18,579          20,413
   Investments in marketable securities                                              159,926         134,048
                                                                                ------------    ------------
         Total current assets                                                        490,799         454,672

Furniture and fixtures less accumulated  depreciation
     of $57,506 and $542 on  March 31, and June 30, 2004                              39,020          45,178
Unevaluated oil and gas properties (Full cost method)                              1,809,351         664,770
Intangible assets                                                                  9,606,066       8,532,779
                                                                                ------------    ------------
         Total assets                                                           $ 11,945,236    $  9,697,399
                                                                                ============    ============

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current Liabilities:
   Accounts payable                                                             $    577,440    $    563,692
   Due to related parties                                                            138,760         107,640
   Promissory notes                                                                  876,679         427,516
                                                                                ------------    ------------
         Total current liabilities                                                 1,592,879       1,098,848

Asset retirement obligations                                                          15,564           3,487
Obligation for mandatory redemption of preferred shares                            3,980,096       3,439,269
                                                                                ------------    ------------
         Total liabilities                                                         5,588,539       4,541,604

Minority Interest in Subsidiary                                                    1,909,032       2,028,599

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 28,757,200 and 20,745,000 shares issued
     and outstanding at March 31, 2005 and June 30, 2004                              28,757          20,745
   Convertible subsidiary shares issued                                                   --       2,111,400
   Additional paid-in capital                                                      5,340,081       2,147,035
   Common stock warrants                                                             335,978         268,000
   Accumulated deficit                                                            (1,893,745)     (1,246,688)
   Accumulated other comprehensive income                                            636,594         (13,296)
   Less subscription receivable                                                           --        (160,000)
                                                                                ------------    ------------
         Total stockholders' equity                                                4,447,665       3,127,196
                                                                                ------------    ------------
Total liabilities and stockholders' equity                                      $ 11,945,236    $  9,697,399
                                                                                ============    ============


        The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the nine     For the nine
                                                  months           months
                                                  ended            ended
                                              March 31, 2005   March 31, 2004
                                              --------------   --------------

Sales                                          $    719,401    $         --

Cost of Sales                                        13,877              --
                                               ------------    ------------
Gross Profit                                        705,524              --

Expenses
     Administrative costs                           217,772         107,373
     Consulting                                     366,509         314,895
     Professional fees                              140,580          58,228
     Salaries and wages                             609,478              --
     Accretion expense                                  233              --
     Currency exchange                                   --           2,182
                                               ------------    ------------
         Total expenses                           1,334,572         482,678
                                               ------------    ------------

(Loss) from operations                             (629,048)       (482,678)

Other Income and Expenses:
     Interest income                                  9,992              --
     Interest expense                              (185,682)         (1,361)
     Miscellaneous income                                --           1,252
     Gain on sale of stock                           38,115          24,240
                                               ------------    ------------
                                                   (766,623)       (458,547)
                                               ------------    ------------

Minority interest income (loss) in
subsidiary's earnings                              (119,566)             --
                                               ------------    ------------

Net (loss) before income tax                       (647,057)       (458,547)

Provision for income tax                                 --         (47,267)
                                               ------------    ------------

Net (loss)                                     $   (647,057)   $   (505,814)
                                               ============    ============

Net (loss) per share                           $       (.03)   $        (03)



        The accompanying notes are an integral part of these statements


                           SHANNON INTERNATIONAL INC.



Weighted number of shares
outstanding                                      24,092,557      18,153,072

Other comprehensive income:
     Net income (loss)                             (647,057)       (505,814)
     Foreign currency translation adjustment        614,882              --
     Unrealized (loss) on marketable
     securities                                      21,712          48,963
                                               ------------    ------------
Total other comprehensive income (loss)        $    (10,463)   $   (456,851)
                                               ============    ============









        The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                For the three      For the three
                                                    months             months
                                                    ended              ended
                                                March 31, 2005    March 31, 2004
                                                --------------    --------------

Sales                                            $    221,430      $         --

Cost of Sales                                           2,865                --
                                                 ------------      ------------

Gross Profit                                          218,565                --

Expenses
     Administrative costs                             100,044            70,404
     Consulting                                       104,578            98,392
     Professional fees                                 33,101            21,579
     Salaries and wages                               207,238                --
     Accretion expense                                    128                --
     Currency exchange                                     --               845
                                                 ------------      ------------
         Total expenses                               445,089           191,220
                                                 ------------      ------------

(Loss) from operations                               (226,524)         (191,220)

Other Income and Expenses:
     Interest income                                    3,294                --
     Interest expense                                 (65,150)             (448)
     Miscellaneous income                                  --                --
     Gain on sale of stock                             38,115                --
                                                 ------------      ------------
                                                     (250,265)         (191,668)
Minority interest income (loss) in
    subsidiary's earnings                             (50,495)               --
                                                 ------------      ------------

Net (loss)                                       $   (199,770)     $   (191,668)
                                                 ============      ============

Net (loss) per share                             $       (.01)     $       (.01)

Weighted number of shares
outstanding                                        27,869,800        19,528,550




        The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.



Other comprehensive income:
     Net (loss)                                  $   (199,770)     $   (191,668)
     Foreign currency translation
       adjustment                                      58,088                --
     Unrealized gain on
       marketable securities                          (20,366)           (2,243)
                                                 ------------      ------------

Total other comprehensive income                 $   (162,048)     $   (193,911)
                                                 ============      ============






        The accompanying notes are an integral part of these statements


                          SHANNON INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months     Nine Months
                                                           Ended          Ended
                                                         March 31,       March 31,
                                                           2005            2004
                                                       -------------  -------------
Operating Activities:
     Net (loss)                                         $  (647,057)   $  (505,814)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                                  12,942            143
       Minority interest in earnings from
  subsidiary                                                327,567             --
       Gain on sale of investments                          (38,115)       (24,240)
       Interest added to notes payable                     (183,417)            --
       Stock issued for services                            115,270        223,576
     Changes in operating assets and liabilities:
       Accounts receivable                                   46,903             --
       Accounts payable and advances                       (127,033)       (42,190)
       Deferred income tax benefit                               --         47,267
       Prepaid expense                                         (417)        (3,231)
                                                        -----------    -----------
       Total adjustments                                    153,700        201,325
                                                        -----------    -----------
       Net cash (used by)
         operating activities                              (493,357)      (304,489)

Investing activities:
     Investment in oil and gas properties                        --       (240,551)
     Acquisition of furniture and fixtures                   (2,291)            --
     Sale of marketable securities                               --         17,367
     Purchases of marketable securities                     (85,227)       (29,882)
     Deferred acquisition costs                                  --       (200,642)
                                                        -----------    -----------
       Net cash (used by) investing activities              (87,518)      (453,708)

Financing activities:
     Proceeds from notes payable                            670,459             --
     Repayment of notes payable                            (334,349)            --
     Collection of subscription receivable                  160,000             --
     Sale of common stock and warrants                       40,000        764,475
                                                        -----------    -----------
       Net cash provided by financing                       536,110        764,475
         activities

                                                        -----------    -----------
Net change in cash and cash equivalents                     (44,765)         6,278
Foreign currency translation adjustment                      12,156             --
Cash at beginning of period                                  76,784         16,048
                                                        -----------    -----------
Cash at end of period                                   $    44,175    $    22,326
                                                        ===========    ===========



        The accompanying notes are an integral part of these statements



                          SHANNON INTERNATIONAL INC.




 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                         $   148,975    $     1,361
       Income taxes                                     $        --    $        --

 Supplemental schedule of noncash investing
   and financing activities:
     Marketable securities exchanged for debt           $    91,932    $   102,532
     Stock issued to satisfy debt                                --          5,019
     Purchase Oil & Gas permits in exchange for stock     1,000,000             --








        The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                   (Unaudited)

Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Shannon International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2004, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by Shannon International, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2004 are based upon the audited financial statements of that date. Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 - Organization
---------------------

The Company was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999 as Shannon International Resources Inc. On March 11, 2005, the Company's shareholders changed the Company's name to Shannon International Inc. The Corporation established June 30th as its year-end.

The Corporation's primary business activity to date has been the acquisition, exploration, development and production of oil & gas properties in the province of Prince Edward Island, Canada. The Company has expanded its focus to include software-related investments.

The Company incorporated a wholly owned subsidiary, Shannon Investments, Ltd. (a Canadian Corporation) ("Investments") as of August 15, 2003. Investments has acquired a 51% interest in Logical Sequence Incorporated ("LSI"), a software development company.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                   (Unaudited)



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

Note 4 - Oil and Gas Properties
-------------------------------

During the three months ended September 30, 2004, the Company acquired an Undivided 20% Working Interest in certain Prince Edward Island Oil & Gas Permits. The Company acquired the working interest in consideration of two promissory notes in the principal amounts of $132,736 and $56,025.

The Company's acquired an additional 72% interest in the Prince Edward Island Oil & Gas Permits, on February 23, 2005. As described in Note 6, the transaction was valued at $1,000,000. The seller granted a gross overriding royalty of 2% on the interests being conveyed to a third party.

Note 5 - Notes Payable
----------------------

During the three months ended March 31, 2005, the Company entered into two notes payable that remain outstanding at March 31, 2005.

The Company entered into a promissory note with a Canadian corporation in the amount of $220,000 Cad ($180,328 USD) on January 6, 2005, with an interest rate of 10% per annum calculated and payable semiannually. The term of the note shall be a period of thirty days from the date thereof and shall continue thereafter until a demand for payment is made in writing and then becomes payable forty-five days thereafter.

A note payable was entered into on March 15, 2005 with a Canadian chartered bank in the amount of $250,000 Cad ($201,613 USD) is a demand loan - non-revolving, interest only for a maximum of one year. If the loan is not in default the interest rate is prime rate payable monthly. Prime rate means the floating annual rate of interest established from time to time by the Bank of Montreal as the reference rate it will use to determine rates of interest on Canadian dollar loans to customers in Canada.

The Company borrowed $288,519 during February 2005 from a Canadian company, which was repaid with marketable securities valued at $91,932 and cash of $196,587.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                   (Unaudited)


Note 6 - Stockholders' Equity
-----------------------------

Pursuant to the acquisition of the 51% interest in LSI by Shannon Investments Ltd., Investments issued 5,100,000 shares of non-voting common stock, which are exchangeable for the Company's common stock. To date the Company has exchanged 1,037,350 shares of its common stock for former shareholders of LSI and has issued the balance of 4,062,650 shares to Investments to be held in trust for future exchanges of stock. The LSI exchangeable shares are eliminated in the consolidation of the Company's financial statements.

During the three months ended March 31, 2005, the Company issued 112,200 shares of common stock for services, valued at $37,270 (weighted average of $.33 per share). During the first six months of the fiscal year the Company issued 200,000 shares of common stock for services, valued at $78,000 (weighted average $.39 per share). The value of shares issued was based on fair market value on the date issued.

During the three months ended December 31, 2004, an investor purchased 100,000 additional shares of the Company's common stock for $40,100 by redeeming 100,000 warrants.

As described in Note 4, the Company issued 2,500,000 shares of common stock and 500,000 common share purchase warrants for the acquisition of an oil and gas working interest. The combined value of the acquisition was $1,000,000 composed of 2,500,000 shares of common stock valued at $924,022 (approximately $0.37 per share based on market value on the date of issuance) and the warrants valued at $75,978 (approximately $0.15 per warrant). Each warrant entitles the holder to acquire one common share at an exercise price of $0.85 for a period of 12 months from the date of issuance. The fair value of each warrant granted was computed by the Black-Scholes method using the following weighted-average assumptions. The expected volatility is 150%. The risk-free interest rate is 2.54% and the expected term is one year.

Note 7 - Stock-based compensation
---------------------------------

The Company's shareholders approved the "Shannon International Resources, Inc. 2005 Directors and Officers Stock Option Plan" ("Plan") that became effective March 11, 2005. Under the terms of the plan, the Board of Directors is authorized to grant options for up to 5,000,000 shares of common stock. The Board has discretion as to the determination of eligibility of persons, exercise prices and terms of the options, provided however that in no instance shall the period exceed five (5) years from the date of grant of the option. All options must be granted within ten years from the effective date of the Plan

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                   (Unaudited)


On March 25, 2005, the Company issued 100,000 stock options to its president and 75,000 stock options to a director. The stock options are exercisable at $0.30 per share and expire March 25, 2010.

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options and warrants issued to employees. Accordingly, no compensation cost was recognized for grants of employee stock options to Officers and Directors because all were issued with exercise prices greater than or equal to the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the stock options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:

                                           Nine Months Ended                      Three Months Ended
                                             March 31, 2005                          March 31, 2005
                                    As Reported          Pro forma          As Reported           Pro forma
                                  -----------------   -----------------   -----------------   ------------------
Employee option expense                  --                 51,270                --                 51,270
Net (loss):                          (647,057)           (698,327)           (199,875)            (251,145)
Net loss per share:                    (.03)               (.08)               (.01)                (.02)

Note 8 - Subsequent events
--------------------------

On May 10, 2005, the Company acquired the remaining 8% of the oil and gas working interest described in Note 4 from a non related company for 750,000 shares of the Company's common stock and 750,000 common stock purchase warrants, entitling the holder to acquire an additional share of the Company's common stock at $0.40 per share at any time prior to May 10, 2007.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

On July 23, 2004, the Prior Interests permits expired. Rally Energy, Corp., the Operator under the Joint Operating Agreements for the Prior Working Interests acquired new permits for approximately 376,000 acres of approximately 640,000 acres covered by the Prior Working Interests, including the acreage where the first two exploratory natural gas wells were drilled.

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

On February 23, 2005 Shannon executed and closed an Asset Purchase Agreement with Rally Energy Corp ("Rally"). Under the terms of the Asset Purchase Agreement, Shannon purchased all of Rally's working interests in approximately 376,000 gross acres of PNG permits, as well as Rally's interest in all seismic, geomagnetic surveys and well bore information.

The consideration paid to Rally is as follows:

     o    2,500,000 common shares of Shannon,
     o 500,000 common share purchase warrants exercisable at US$0.85 per share for one year from the date of issue,
     o retention by Rally of a 2% gross overriding royalty (GORR) on the interests being conveyed.

The amount of consideration was determined by negotiation between the parties based upon the value of the oil and gas permits as recorded in the financial statements of Shannon and Rally and the historical and estimated market value of Shannon's common stock.

Shannon also paid the approximately $245,000 in promissory notes due to Rally from the September 2004 acquisition of its 20% working interest in the Prince Edward Island oil and gas permits. Shannon obtained a demand note from the Bank of Montreal accruing interest at 4.5% per annum as the source of the funds.

This purchase gives Shannon a 92% working interest in a large contiguous block of permits to consolidate with its current working interests. Shannon also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the 2,500,000 shares of common stock issued to Rally and the 500,000 shares issuable to Rally Energy upon exercise of the warrants within 60 days of closing. In April 2005, Rally agreed to extend the time for filing the registration statement to June 30, 2005.

On May 10, 2005, Shannon acquired the remaining 8% working interest from Conquistador Trust for 750,000 shares of Shannon's common stock and 750,000 common stock purchase warrants, each entitling the holder to acquire an additional share of Shannon common stock at $0.40 per shares at any time prior to May 10, 2007. Subject to the consent of Rally, the Conquistador Trust may request that the common stock and the common stock underlying the warrants be included in the registration statement described above.

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


Helical Investment
------------------

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

To further ensure a successful launch of Lynxphere, LSI has bolstered its development team with another senior software developer. The new team member brings an abundance of experience in the ASP.NET development environment and will contribute greatly to the success of the Lynxphere project. Other development resources will be added as required.

In addition, LSI is currently interviewing potential candidates to complement its call center team. The company is looking for those candidates who, among other things, possess strengths in system training and implementation.

LSI has launched an awareness campaign throughout its Canadian customer base. Information is being distributed both in written form and through personal visits to prepare customers for the Lynxphere upgrade. Approximately $300,000 to $1,000,000 is estimated as required capital to implement LSI`s marketing plans over the next twelve months.

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is the Shannon's intention to seek a negotiated settlement with EDS though as of May 13, 2005, no such negotiations have occurred.

LSI also anticipates negotiating a payment schedule of its approximately $494,739, debt with GE of Canada which is currently due and payable.

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


Natural Gas Exploration Program
-------------------------------

Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to pursue the sale of these assets for the benefit of Shannon's shareholders.


Results Of Operations for the Nine Months Ended March 31, 2005
--------------------------------------------------------------

During the nine months ended March 31, 2005, Shannon recorded a net loss from operations of $629,048 as compared to a loss of $482,678 for the nine months ended March 31, 2004, being a 30% increase in the net loss. The loss is $0.03 per common share. Shannon recorded revenue of $719,401 from the operations of its Logical Sequence Incorporated subsidiary with a gross profit of $705,524 and cost of sales of $13,877. Shannon has not yet generated any revenues from its Natural Gas Exploration Program.

The $1,334,572 in total expenses consisted of consulting fees in the amount of $366,509 which include Shannon's executive compensation and fees paid to third parties assisting Shannon with LSI and other business development projects. Professional fees were $140,580 and administrative expenses were $217,772. Shannon also recorded $609,478 in salaries and wages from LSI. Professional fees increased by over $80,000 primarily for professional services incurred for accounting and securities law compliance as a result of the Sarbanes Oxley Act of 2002. Administration costs increased from $107,373 for the nine months ended March 31, 2004 to $217,772 for the nine months ended March 31, 2005 as a result of including the administrative costs of LSI.

As of March 31, 2005, Shannon had total liabilities of $5,588,539 consisting of $577,440 in accounts payable and accrued liabilities and $138,760 due to LSI related parties. The accounts payable include $512,848 which is management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $138,760 due to related parties is due to LSI shareholders and a former officer and director. The $876,679 in promissory notes includes LSI's $494,739 debt to GE of Canada, a promissory note with a Canadian corporation in the amount of $180,328 ($220,000 Cdn.), on January 6, 2005, with an interest rate of 10% per annum calculated and payable semiannually. The term of the note is thirty days from the date thereof and shall continue thereafter until a demand for payment is made in writing and then becomes payable forty-five days there after. Promissory Notes include the $201,613 ($250,000 Cdn.) demand note with the Bank of Montreal. The Bank of Montreal note is non-revolving and interest only for a maximum of one year. The interest rate is prime rate payable monthly. Prime rate means the floating annual rate of interest established from time to time be the Bank of Montreal

A $3,980,096 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory.

Shannon has also recorded a liability of $1,909,032 for the minority interest in LSI.

Shannon's current assets at March 31, 2005, consisted of $44,175 in cash and investments in marketable securities of $159,926 which increased from $134,048 for the nine months ended March 31, 2004 as a result of the Shannon's acquisition of an additional 200,000 shares in Helical in November 2004 and increases in the market value of the securities. As of March 31, 2005, Shannon had an investment in unevaluated oil and gas properties of $1,809,351. Total assets as of March 31, 2005 were $11,945,236 while total liabilities were $5,588,539. After deduction of the minority interest of $1,909,032, Shannon has Stockholders equity of $4,447,665 as of March 31, 2005.


Liquidity and Capital Resources
-------------------------------

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $719,401 for the nine months ended March 31, 2005. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities. Shannon had $44,175 in cash and $159,926 in marketable securities as of March 31, 2005.

Shannon's cash requirements are approximately $2,000,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $1,600,000 of current liabilities which include the LSI debt to GE of Canada of $494,739 and potential liability to EDS of $512,848.

Shannon intends to raise the required capital through debt financing and or the sale of its securities. However, no assurances can be given that Shannon will be successful in its efforts.


Forward-Looking Statements
--------------------------

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

Item 3. Controls and procedures
        -----------------------

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



                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

During the fiscal quarter ended March 31, 2005, Shannon issued 2,500,000 shares of common stock to Rally Energy Corp., pursuant to the asset purchase agreement described above on page 3 and 50,000 shares of common stock to John Rogers, a former officer and director pursuant to an S-8 Registration Statement. In May 2005, 100,000 shares were issued to a business development consultant pursuant to an S-8 Registration Statement.

On May 10, 2005, Shannon also issued 750,000 shares of common stock to Conquistador Trust in consideration of the acquisition of Conquistador Trust's 8% working interest in the Prince Edward Island permits described above on page 3.

On December 13, 2004, Shannon also issued 4,220,250 shares of its common stock to its subsidiary Shannon Investments Ltd., to be held for the benefit of the shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd. In February 2005, Shannon issued 157,600 shares of common stock to shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd., issued in connection with Shannon's acquisition of 51% of the outstanding common stock of Logical Sequence Incorporated closed on June 30, 2004. As a result the balance of shares held by Shannon Investments Ltd., for the LSI shareholders is 4,062,650 shares as of May 2005.

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

Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

3.1  Articles of Incorporation(1)
3.2  Bylaws(1)
3.3  Articles of Amendment dated March 16, 2005
4.1  1999 Stock Option Plan (1)
10.1 Working Interest Acquisition Agreement(1)
10.2 Purchase and Joint Venture Agreement(1)
10.3 Oil and Natural Gas Permit No. 96-06 (1)
10.4 Amendment to Working Interest Acquisition Agreement (1)
10.7 Acquisition of Additional Interests Agreement (2)
10.8 Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (2)
10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001. (2)
10.10 Participation Agreement (3)
10.11 Logical Sequence Inc. Distribution Agreement (4)
10.12 Share Purchase Agreement (4)
10.13 Share Purchase Support Agreement (4)
10.14 Voting Trust Agreement (4)
10.15 Addendum Agreement (5)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (6)
10.17 Asset Sale Agreement dated February 24, 2005 (7)
10.18 Registration Rights Agreement dated February 24, 2005 (7)
10.19 Conquistador Trust 8% working interest agreement dated May 10, 2005
14.1 Code of Ethics (6)
31.1 Sarbanes Oxley Section 302 Certification
31.2 Sarbanes Oxley Section 302 Certification
32.1 Sarbanes Oxley Section 906 Certification
32.2 Sarbanes Oxley Section 906 Certification

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

(7) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     1. February 23, 2005 reporting the Asset Purchase Agreement with Rally Energy Corp.

     2. March 10, 2005 reporting the departure of an executive officer and directors and reporting the resulting of the Annual Meeting of Shareholders held March 11, 2005





SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL INC.

DATE:  May 13, 2005


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer