Form 10KSB
period 2005-06-30
SHANNON INTERNATIONAL INC
filed 2005-10-24
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended: June 30, 2005


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                      COMMISSION FILE NUMBER: 000 - 30254.

                      SHANNON INTERNATIONAL RESOURCES INC.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                   98-02049656
            --------                                 -------------
   (State or other jurisdiction                     (IRS Employer
          of incorporation)                       Identification No.)

          Suite 2000, 715 - 5th Avenue, S.W., Calgary, Alberta T2P 2X6
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:(403) 538 3706
                                                          --------------

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

As of September 23, 2005, 29,607,200 shares of Common Stock of the Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant (29,587,200 shares) as of October 11, 2005: $3,550,440 (See Item 5)

          Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

Exhibit index on consecutive page 58          Page 1 of 60 Pages

                                     Part I.

Item 1. Development of Business

Shannon International Inc., hereafter Shannon has grown from its origins in natural resources exploration into the information technology sector.


Natural Gas Exploration Program
-------------------------------

Shannon was incorporated on February 17, 1999 under the laws of the State of Nevada for the purpose of financing and owning oil and natural gas development properties.

During March 1999, Shannon acquired working interests in oil and natural gas exploration permits covering approximately 640,000 acres of Prince Edward Island, Canada.

On July 23, 2004, the permits expired. Rally Energy Corp., the Operator under the joint operating agreement covering the expired permits acquired new permits for approximately 376,000 acres of the approximately 640,000 acres covered by the expired permits, including the acreage where the first two exploratory natural gas wells were drilled.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, referred to as the 2004 working interest. Shannon has also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the 2004 working interests. Shannon acquired the 2004 working interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed from the prior working interests.

On February 23, 2005 Shannon executed and closed an Asset Purchase Agreement with Rally Energy Corp. Under the terms of the Asset Purchase Agreement, Shannon purchased all of Rally's working interests in approximately 376,000 gross acres of PNG permits, as well as Rally's interest in all seismic, geomagnetic surveys and well bore information.

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

Shannon also paid the approximately $245,000 in promissory notes due to Rally from the September 2004 acquisition of its 20% working interest in the Prince Edward Island oil and gas permits. Shannon obtained a demand note from the Bank of Montreal accruing interest, paid monthly at 4.5% per annum as the source of the funds.

This purchase gave Shannon a 92% working interest in a large contiguous block of permits to consolidate with its current working interests.

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

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of non-voting exchangeable stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into common stock of Shannon at the election of the holder at any time over the next five years on a share for share basis. Shannon provided Logical Sequence Incorporated, $341,000 Cdn. for software development. Shannon also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

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

Shannon subscribed for 1,250,000 units of EnerVision securities at a subscription price of CDN $150,000 or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of CDN $0.18 per common share, within two years of the date of the warrant. On November 10, 2004, Shannon purchased an additional 200,000 shares of The Helical Corporation, Inc., (formerly EnerVision) at $0.18 Cdn., for a total investment of $37,000 Cdn.

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


                  Description of the Businesses of the Company

Information Technology:     Logical Sequence Incorporated.

Summary

o Logical Sequence Incorporated (LSI) develops software applications for the North American automotive industry. LSI's legacy product, the TIM system, is currently running in over 300 dealerships across Canada. LSI's next generation product, Lynxphere, is currently being developed to operate on a purely web-based technology architecture. LSI's current legacy product suite has gained a high degree of success in Canada. In a Canadian industry-wide customer satisfaction survey conducted by Price Waterhouse Coopers and DesRosiers Automotive Consultants in 2000, LSI software placed first by a wide margin, winning out over ADP and Reynolds & Reynolds, among others.

o LSI's new suite consists of dealership Accounting & Vehicle Inventory, Parts Inventory, Service Management, Leasing and Sales, and Customer Relationship Management or CRM tools that are full-featured and fully integrated. LSI is differentiated from its competition by its ability to seamlessly handle all transactions for the automotive dealer in a pure web based environment.

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

Products and Services
---------------------
LSI's products consist of automobile dealership management software that fully integrates back-office and front office functions with full-featured Accounting, Inventory Control, Parts, Service, Electronic Time Clock, Contact Management, F&I, CRM, and Management Reporting tools, among others. The dealership suite consists of:

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

ASP Products
------------
Our ASP or Application Service Provider products are for auto-dealers that choose to rent a solution on a monthly basis. Implementation consists of configuring the ASP server for the client's specific needs, followed by training.


Sales and Distribution

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

LSI's Target Markets
--------------------
While our products are flexible enough to be used by broader categories of retailers, LSI has developed a market niche that caters to automobile dealerships. Our target markets have been divided into manufacturer sales, direct dealer sales, and distributor sales.
These segments are defined as follows:

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

Current Market Size                   N. A.      Europe      RoW        Total
-------------------                   -----      ------      ---        -----
Estimated Dealership Count(1)         25,000     65,000      50,000     140,000
Avg 25 seats/ dealer(2)               625000     1.625M      1.250M     3.5M
Licensing per seat/year               1428       1428        1428       1428
Licensing Revenue (M's)               892        2,320       1,785      4,998
% of auto-dealers upgrading(3)        10%        10%         15%        12%
Market Size (M's)                     89         232         267        599

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

A key component of our plan is the delivery of automobile dealership management solutions via the ASP model. The overall market for ASP applications targeted at the high-end market, of which automobile dealerships are an example, is forecast to grow from $600 million U.S. in 2001 to $ 8 billion U.S. in 2005 (Source:
IDC). Data was not available for the automobile dealership management component of the projected ASP market.

(1) Source: Deloitte Consulting
(2) Source: Logical Sequence
(3) Source: Desrosiers Automotive Consultants


Status of New Products
----------------------
LSI's next generation software suite, Lynxphere, is now under development and is slated for general release in 2006. The new suite consists of dealership Accounting & Vehicle Inventory, Parts Inventory, Service Management, Leasing and Sales, and Customer Relationship Management or CRM tools that are full-featured and fully integrated. LSI is differentiated from its competition by its ability to seamlessly handle all transactions for the automotive dealer in a true web-based environment.

Competition
-----------
The software-based automobile dealership management marketplace was once proprietary and dominated by only a few vendors. While a small number of players are still dominant, small software vendors are much more common. LSI faces competition from a number of sources.

LSI has two large competitors, ADP and Reynolds & Reynolds. They have a combined 70% of the North American market. Other Canadian providers of automobile management solutions include Automate, PBS, DIS Limited, Mega-Wheels Incorporated, and Oasis. LSI will also face competition from ASP traditionally focused on other markets seeking to enter the automobile dealership management software market. The nature of competition is functionality, service and pricing. LSI has significantly less capital and resources than its major competitors.

Trademarks and Intellectual Property
------------------------------------
LSI holds the following trademarks and servicemarks: "Lynxphere", and TIM. LSI owns the source code for all of its software.

Research and Development
------------------------
Approximately $750,000 Cdn, has been spent on research and development by LSI during the past two fiscal years.

Governmental Regulation
-----------------------
LSI is not subject to any governmental regulation other than such as generally effect all businesses. No governmental approval is necessary for any of LSI's products and services.

Employees
---------
LSI has sixteen full time employees.

Natural Gas Exploration Program
-------------------------------

Shannon holds a 100% working interest in petroleum and natural gas exploration and development permits covering 376,000 acres of Prince Edward Island, Nova Scotia. Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to pursue the sale of these assets in whole or in part. If sold in part, Shannon anticipates it would sell a percentage of the 2004 working interest and enter into a joint operating agreement with such other working interest partners to proportionally fund the exploration program. Shannon does not expect that it would become the operator responsible for the conduct of an exploration program.

Shannon through joint operating agreements on the prior working interests had engaged in planning and exploration activities. Shannon was not the operator of the prior working interest joint operating agreements and, therefore, was not be required to own any equipment. If Shannon retains any proportion of the 2004 working interest, it anticipates entering into a new joint operating agreement to provide the necessary equipment and personnel to carry out the exploration of the covered acreage.

Through the joint operating agreements on the prior working interests an exploratory drilling program was established and commenced. This program was expected to provide for the drilling of up to five exploration or test wells, two of which were drilled to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are sufficient reserves to justify production.

As of September 30, 2004, all available data relevant to the permits had been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth, less than 2000 meters in depth, conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program was on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that mechanical failure or errors in the perforation process may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

Until a new joint operating agreement is entered into, Management will not know what the general and administrative expenses, capital and operating expenditures related to the implementation of this program will be. However Shannon anticipates it will be responsible for a percentage of such expenditures equivalent to its retained ownership percentage.

Shannon intends to raise additional funds as required through private equity offerings in order to fund the exploration of the 2004 working interest and its ongoing lease payments.

However there is no assurance Shannon will be able to raise additional funds in the future. Any financing program conducted by Shannon will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of Shannon's current shareholders.

Shannon and any further joint operating partners will be obligated to maintain the leases in good standing by to be determined expenditures per year. Shannon's portion of this obligation is presently one hundred percent.


Principal Products or Services And Markets
------------------------------------------
Shannon's principal target markets are natural gas transmission pipeline companies, utilities and private end-users, which may purchase the natural gas directly from Shannon or from pipeline companies.


Competitive Business Conditions, Competitive Position In The Industry And
-------------------------------------------------------------------------
Methods Of Competition
----------------------
Shannon's planned petroleum and natural gas exploration activities in Prince Edward Island are undertaken in a highly competitive and speculative business atmosphere. Shannon is not the operator of the Joint Operating Agreements and, therefore, will not be required to own any equipment. Shannon and its joint operating partners have entered into joint operating agreements described above to provide the necessary equipment and personnel to carry out the exploration of the joint lands. There is significant competition in the exploration business and Shannon is an insignificant participant. Shannon will have to raise additional capital to fully participate in the exploration program. There are a significant number of companies seeking funding for exploration programs, many which are more developed than Shannon. Given its size and the lack of significant exploration activity on the joint lands to date, Shannon may have difficulty raising additional capital in order to successfully compete in this exploration and development business.

Governmental Regulations And Environmental Laws
-----------------------------------------------
As of June 30, 2005, Shannon does not offer or sell any products or services and is not subject to material government regulations. However any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

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


Research And Development
------------------------
As of June 30, 2005, Shannon had not spent any money on research and development in the Natural Gas Exploration Program.


Employees
---------
As of June 30, 2005, LSI has fifteen full time employees. Shannon has one full time employee, its President. Shannon employs up to six additional professionals, consultants and advisors as required.


Item 2. Description of Property.

Shannon holds a 100% working interest in Oil and Natural Gas Permits no.s 04-01 and 04-04 in Prince Edward Island, Canada. The portion of the 2004 Working Interest gives Shannon the right to receive 100% of any income derived from the property covered in the permits. In exchange for the right to receive income, Shannon has an obligation to pay 100% respectively of the of exploration, development and production costs of the property.

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


Undeveloped Acreage
-------------------
As of June 30, 2005, Shannon, directly or indirectly, held undeveloped acreage in the 2004 working interest and the prior working interests as follows:

                             June 30, 2005    June 30,2004
                             -------------    ------------
Undeveloped Acres:

        Gross                    376,000         642,136

        Net                      376,000          55,363


The 2004 working interest acreage was part of the prior working interests acreage and are covered by the same exploration program.


Drilling Activities
-------------------
As of June 30, 2005, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth, less than 2000 meters in depth and conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

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


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                     Part II

Item 5. Market For Common Equity And Related Stockholder Matters.

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

            Quarter Ended           High Bid       Low Bid
            -------------           --------       -------
            June 30, 2005            $0.26          $0.11
            March 31, 2005           $0.30          $0.22
            December 31, 2004        $0.45          $0.31
            September 30, 2004       $0.54          $0.32
            June 30, 2004            $0.94          $0.35
            March 31, 2004           $0.96          $0.40
            December 31, 2003        $0.71          $0.20
            September 30, 2003       $0.42          $0.20



As of September 23, 2005 there were 29,607,200 shares of common stock outstanding and there were ninety-eight record holders of Shannon's common stock.

Shannon has not declared a dividend during the fiscal year ended June 30, 2005 and does not anticipate declaring a dividend in its current fiscal year.


Equity Compensation Plan Information
------------------------------------

Shannon has a Stock Option Plan, the "Shannon International Resources, Inc, Amended 1999 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. In March 2005, the stockholders approved a 5,000,000 share Officers and Directors Stock Option Plan. The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.

Shannon also has a Consultants and Advisors Stock Option Plan which reserves up to 3,000,000 shares of common stock for issuance to employees, consultants and advisors of Shannon other than executive officers and directors. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. 582,200 shares were issued as grants pursuant to this plan.


             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights
Equity compensation plans approved by           1,700,000                   $0.45                     5,300,000
security holders

Equity compensation plans not approved            850,000                   $0.33                     1,568,000
by security holders

Total                                           3,025,000                   $0.35                     6,868,000



Item 6. Management's Discussion And Analysis Or Plan Of Operation. Management's Discussion and Analysis or Plan of Operation.

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

A Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into Shannon common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $341,000 Cdn., was provided. Shannon also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005.

Logical Sequence Incorporated is the developer of comprehensive and integrated software applications for the automotive industry.


     Natural Gas Exploration Program

Prior to July 23, 2004, Shannon held a 25% working interest in Oil and Natural Gas Permit No. 9606 covering 116,279 acres of Prince Edward Island, Canada. Shannon also held a further five percent working interest in six additional Oil and Natural Gas permits in Prince Edward Island, Canada, referred to below as the prior working interests.

On July 23, 2004, the prior working interests permits expired. Rally Energy, Corp., the Operator under the joint operating agreements for the prior working interests acquired new permits for approximately 376,000 acres of approximately 640,000 acres covered by the prior working interests, including the acreage where the first two exploratory natural gas wells were drilled.

On September 23, 2004, Shannon entered into a letter of agreement with Rally Energy Corp., whereby it acquired a 20% working interest in the new permits, referred to below as the 2004 working interest. Shannon acquired the 2004 working interest in consideration of a promissory note in the principal amount of $168,561.74 Cdn., payable to Rally Energy Corp., due on or before December 31, 2004. Shannon also gave Rally Energy Corp., a promissory note payable to Rally Energy Corp., in the principal amount of $71,145 payable upon thirty days written notice for the outstanding costs attributed from the Prior Working Interests.

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

This purchase gave Shannon a 92% working interest in a large contiguous block of permits to consolidate with its current working interests.

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

Shannon subscribed for 1,250,000 units of EnerVision securities at a subscription price of Cdn. $150,000 or CDN $0.12 per unit. Each unit consists of one common share of EnerVision and one common share purchase warrant. Each warrant will entitle the holder to acquire one common share upon exercise and payment of $0.18 Cdn. per common share, within two years of the date of the warrant.

On November 10, 2004, Shannon purchased an additional 200,000 shares of The Helical Corporation, Inc., (formerly EnerVision) at $0.18 Cdn., for a total investment of $37,000 Cdn.

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


Plan of Operation

Logical Sequence Incorporated

LSI has completed initial development of its new product Lynxphere. As the product will complete its pilot testing during the current fiscal year, a marketing/distribution plan will be developed. Emphasis will be placed on securing major partners, distributors, and OEM's as the primary strategic avenue of pursuit in this plan. LSI intends to add three to six persons for training and implementation of the new product as well as sales and marketing.

To further ensure a successful launch of Lynxsphere, LSI has bolstered its development team with another senior software developer. The new team member brings an abundance of experience in the ASP.NET development environment and will contribute greatly to the success of the Lynxphere project. Other development resources will be added as required.

In addition, LSI is currently interviewing potential candidates to complement its call center team. LSI is looking for those candidates who, among other things, possess strengths in system training and implementation.

LSI has launched an awareness campaign throughout its Canadian customer base. Information is being distributed both in written form and through personal visits to prepare customers for the Lynxphere upgrade. Approximately $300,000 to $1,000,000 is estimated as required capital to implement LSI`s marketing plans over the next twelve months.

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is Shannon's intention to seek a negotiated settlement with EDS although as of October 18, 2005, no such negotiations have occurred.

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


Natural Gas Exploration Program

Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to seek out joint venture partners for a further exploration program or consider the sale of these assets if an acceptable offer is received. As of September 23, 2005, Shannon has no agreements with respect to either a joint venture partner or a sale of the assets. If sold in part, Shannon anticipates it would sell a percentage of the 100% of the 2004 working interest it presently holds and enter into a joint operating agreement with such other working interest partners to proportionally fund the exploration program. Shannon does not expect that it would become the operator responsible for the conduct of an exploration program.

Shannon through joint operating agreements on the prior working interests had engaged in planning and exploration activities. Shannon was not the operator of the prior joint operating agreements and, therefore, was not be required to own any equipment. If Shannon retains any proportion of 100% of the 2004 working interest it presently holds, it anticipates entering into a new joint operating agreement wherein the new partner would be the operator and would provide the necessary equipment and personnel to carry out the exploration of the covered acreage.

Through the joint operating agreements on the prior working interests an exploratory drilling program was established and commenced. This program was expected to provide for the drilling of up to five exploration or test wells, two of which were drilled to determine whether there are sufficient reserves of natural gas to then develop a program to establish production. Management believes that sufficient reserves would be such reserves that the sale of natural gas from the area at the current market prices would repay the cost of exploration and development of the area within a reasonable time, as well as provide profitable production for a period of time consistent with industry standards. Exploratory data determining the size and pressures of reserves and other drilling factors affecting production cost must first be obtained and then analyzed before a final determination may be made that there are sufficient reserves to justify production.

As of September 30, 2004, all available data relevant to the permits had been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth, less than 2000 meters in depth, conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data, in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

The focus of the exploration program was on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It has been determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. To date five potential zones have been perforated but commercial quantities of natural gas have not been encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that mechanical failure or errors in the perforation process may have occurred and the well has been suspended pending further investigation and study, with a view to successfully completing the well.

Until a new joint operating agreement is entered into, Management will not know what the general and administrative expenses, capital and operating expenditures related to the implementation of this program will be. However Shannon anticipates it will be responsible for a percentage of such expenditures equivalent to its retained ownership percentage.


Results of Operations - Logical Sequence Incorporated
Year Ended June 30, 2005

For the fiscal year ended June 30, 2005, Logical Sequence Incorporated (LSI) had a net loss of $460,264.00 Cdn. LSI had revenues of $1,135,607.00 Cdn, with cost of goods sold of $22,471.00 Cdn, and a gross profit of $1,113,136.00 Cdn. Revenues are from existing customers using the legacy software. Expenses were $1,243,657.00 Cdn, of which $1,012,423.00 Cdn, was salaries and wages. LSI also recorded $286,592.00 Cdn, as interest on LSI's redeemable preferred stock. In addition, As a result of finalization of LSI's SRED tax recovery, LSI reduced its tax receivable by 43,151.00 Cdn. This amount is included in the net loss for the year.

Results Of Operations - Shannon International Inc.
Year Ended June 30, 2005

During the year ended June 30, 2005, Shannon recorded a net loss of $881,857 as compared to a loss of $895,115 for the year ended June 30, 2004. This is a decrease in the loss of approximately $13,000. However there was an approximate $30,000 increase in administrative costs. Salaries and wages paid through LSI were approximately $800,000. Professional fees increased from approximately $75,000 in 2004 to approximately $207,000 in 2005 reflecting the increased professional services due to LSI operations and as a result of increased costs of compliance with the Sarbanes Oxley Act of 2002. The loss is $0.05 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program. The $1,790,307 in total expenses consisted of consulting fees in the amount of $442,483 which include Shannon's executive compensation and fees paid to third parties assisting Shannon with business development projects. Consulting fees decreased approximately $196,000 from $638,000 in 2004. Shannon recorded a gain on sale of investments in the amount of $41,007.

As of June 30, 2005, Shannon had total liabilities of $6,119,615 consisting of $705,148 in accounts payable and accrued liabilities, $143,991 due to related parties and 882,742 in promissory notes. Liabilities increased approximately $1,600,000 from 2004 due to a $455,000 increase in promissory notes, a $141,000 increase in accounts payables and an approximately $600,000 increase in the obligation for mandatory redemption of preferred shares as described below. In addition, Shannon recorded a $327,175 liability to a shareholder arising from a dispute over the liquidation of collateral given to secure payment of the exercise of warrants in May 2004. Please see Note 16 - Subscription Receivable and Reserve for Replacement Loss.

The accounts payable include $400,000.00 Cdn, ($296,000 U.S.) which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $143,991 due to related parties is due to LSI shareholders and a former officer and director. This amount increased from $107,640 in 2004 due to currency conversion.

The $882,742 in promissory notes includes LSI's $550,000 principal balance owed to GE of Canada, and approximately $380,000 in demand notes incurred during the year. These demand notes are the primarily reason for the increase in promissory note liabilities.

A $4,034,324 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. This amount increased from $3,439,269 in 2004 due to accrued interest. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory.

Shannon has also recorded a liability of $1,848,183 for the minority interest in LSI. This amount decreased from $2,028,599 in 2004 due to LSI's loss.

Shannon's current assets at June 30, 2005, consisted of $45,339 in cash and investments in marketable securities of $96,758 which decreased from $76,784 and $134,048 respectively in the year ended June 30, 2004. The decreases in market value of the securities is due to Shannon liquidated marketable securities in order to pay critical expenses.

As of June 30, 2005, Shannon had an investment in unevaluated oil and gas properties of $1,816,255 which increased from $664,770 for the year ended June 30, 2004. The increase is due to the acquisition of 100% of the 2004 working interests and permits.

Total assets as of June 30, 2005 were $11,634,008 compared to $9,697,399 as of June 30, 2004. The increase is due primarily to an approximately $1,100,000 increase for the intangible asset for Shannon's acquisition of LSI due to currency translation and the rising exchange rate of the Canadian dollar to the U.S. dollar and the approximately $1,300,000 increase in unevaluated oil and gas properties due the acquisition of 100% of the 2004 working interests and permits.



Liquidity and Capital Resources - Logical Sequence Incorporated

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $908,450 for the fiscal year ended June 30, 2005. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities. Shannon had $45,339 in cash and $96,758 in marketable securities as of June 30, 2005.

Shannon had an income tax credit receivable of $172,726 from Revenue Canada from its LSI subsidiary. These funds were paid to LSI in August 2005 and LSI repaid $65,000.00 Cdn. of its debt to Shannon. Shannon used these funds to pay for the maintenance of the 2004 working interest permits and other accounts payable.

Shannon's cash requirements are approximately $2,000,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $1,700,000 of current liabilities which include the LSI debt to GE of Canada and potential liability to EDS.

Shannon intends to raise the required capital through debt financing and or the sale of its securities. However, no assurances can be given that Shannon will be successful in its efforts.

Item 7.   Financial Statements



                                 C O N T E N T S

                                                                       Page
                                                                     ----------

Report of Independent Registered Public Accounting Firm                 F-2

Financial Statements

       Consolidated Balance Sheets                                      F-3

       Consolidated Statements of Operations                            F-4

       Consolidated Statement of Stockholders' Equity                F-5 - F-7

       Consolidated Statements of Cash Flows                         F-8 - F-9

Notes to Consolidated Financial Statements                           F10 - F28

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Shannon International Inc.



We have audited the accompanying consolidated balance sheets of Shannon International Inc. as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shannon International Resources, Inc. and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has insufficient working capital and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MILLER AND McCOLLOM
-----------------------
MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 20, 2005




                            SHANNON INTERNATIONAL INC
                          Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                   June 30, 2005  June 30, 2004
                                                                   -------------  -------------
Current Assets:
   Cash                                                            $     45,339    $     76,784
   Accounts receivable and advances                                      32,442          35,365
   Income tax credit receivable                                         172,726         188,062
   Prepaid expense                                                        2,686          20,413
   Investments in marketable securities                                  96,758         134,048
                                                                   ------------    ------------
         Total current assets                                           349,951         454,672
Furniture and fixtures less accumulated  depreciation
   of $63,468 and $542 on  June 30, 2005 and 2004                        37,386          45,178
Unevaluated oil and gas properties (Full cost method)                 1,816,255         664,770
Intangible assets                                                     9,430,416       8,532,779
                                                                   ------------    ------------
         Total assets                                              $ 11,634,008    $  9,697,399
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable, other accrued expenses and unearned revenue   $    705,148    $    563,692
   Due to related parties                                               143,991         107,640
   Promissory notes                                                     882,742         427,516
   Reserve for collateral replacement                                   327,175              --
                                                                   ------------    ------------
         Total current liabilities                                    2,059,056       1,098,848

Asset retirement obligations                                             26,235           3,487
Obligation for mandatory redemption of preferred shares               4,034,324       3,439,269
                                                                   ------------    ------------

         Total liabilities                                            6,119,615       4,541,604

Minority interest in subsidiary                                       1,848,183       2,028,599

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 29,907,200  and 20,745,000 shares issued
     and outstanding at June 30, 2005 and 2004                           29,907          20,745
   Convertible subsidiary shares issued                                      --       2,111,400
   Additional paid-in capital                                         5,362,931       2,147,035
   Common stock warrants                                                371,319         268,000
   Accumulated deficit                                               (2,527,909)     (1,246,688)
   Accumulated other comprehensive income                               429,962         (13,296)
   Less subscription receivable                                              --        (160,000)
                                                                   ------------    ------------
         Total stockholders' equity                                   3,666,210       3,127,196
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $ 11,634,008    $  9,697,399
                                                                   ============    ============



         The accompanying notes are an integral part of these statements


                            SHANNON INTERNATIONAL INC
                      Consolidated Statements of Operations


                                                  For the year      For the year
                                                     ended             ended
                                                 June 30, 2005     June 30, 2004
                                                 -------------     -------------
Sales                                            $    908,450      $         --

Expenses
     Administrative costs                             229,852           181,951
     Salaries and wages                               801,531                --
     Consulting                                       442,483           638,189
     Lease impairment                                 107,679                --
     Professional fees                                206,856            74,778
     Currency exchange                                  1,388                --
     Accretion expense                                    518               197
                                                 ------------      ------------
         Total expenses                             1,790,307           895,115
                                                 ------------      ------------

(Loss) from operations                               (881,857)         (895,115)

Other Income and Expenses:
     Interest expense                                (286,212)           (1,361)
     Interest income                                    1,293                --
     Miscellaneous income                                  --             1,252
     Gain on sale of investments                       41,007            42,025
                                                 ------------      ------------
Net (loss) before income tax                       (1,125,769)         (853,199)

Minority interest (income) loss in
     subsidiary's earnings                            180,416                --

Provision for income tax                              (34,520)          (47,267)
                                                 ------------      ------------

Net (loss) before extraordinary item                 (979,873)         (900,466)

Extraordinary Item:
Provision for collateral replacement
(Note 15)                                            (301,348)               --
                                                 ------------      ------------

Net loss                                           (1,281,221)         (900,466)
                                                 ============      ============

Net (loss) per share                             $       (.05)     $       (.05)

Weighted average number of shares
     outstanding                                   25,351,367        18,446,012




         The accompanying notes are an integral part of these statements


                            SHANNON INTERNATIONAL INC




Other comprehensive income:
     Net (loss)                                  $ (1,281,221)     $   (900,466)
     Currency translation adjustment                  459,029                --
     Unrealized gain (loss) on
     marketable securities                             72,011          (101,078)
                                                 ------------      ------------
Total other comprehensive income                 $   (750,181)     $ (1,001,544)
                                                 ============      ============











         The accompanying notes are an integral part of these statements



                           SHANNON INTERNATIONAL INC,
                 Consolidated Statement of Stockholders' Equity




                                                           Convertible    Additional
                                                           Subsidiary     Paid-in
                                    Shares      Par Value  Shares Issued  Capital
                                ------------    ---------  -------------- ---------

Balance
June 30, 2003                     16,147,024       16,147          --        787,110
                                ------------    ---------  -------------- ---------

Common stock sold                  2,832,900        2,833                    530,629
Common stock issued for
services, June 2004                1,165,076        1,165                    368,711
Warrants exercised, December
2003                                 600,000          600                    204,797
Expired warrants, December
2003                                                                          15,395
Options expensed June 2004                                                   240,393
Convertible subsidiary shares
issued                                                        2,111,400
Net loss for the year ended
June 30, 2004
Unrealized (loss) on
marketable securities
                                ------------    ---------  -------------  ----------

Totals                            20,745,000       20,745      2,111,400   2,147,035
Subscription receivable
                                ------------    ---------  -------------- ---------
Balance June 30, 2004             20,745,000    $  20,745  $   2,111,400  $2,147,035



         The accompanying notes are an integral part of these statements


                                      F-6a


                           SHANNON INTERNATIONAL INC,
                 Consolidated Statement of Stockholders' Equity
                                  (continued)


                                                                    Accumulated Other
                                    Common Stock    Accumulated       Comprehensive
                                       Warrants        Deficit            Income          Total
                                    ------------    -----------    ----------------- -------------

Balance
June 30, 2003                            125,779       (346,222)           87,782         670,596
                                    ------------    -----------    ----------------- -------------

Common stock sold                        238,038                                          771,596
Common stock issued for
services, June 2004                                                                       369,876
Warrants exercised, December
2003                                     (80,422)                                         124,975
Expired warrants, December
2003                                     (15,395)                                             --
Options expensed June 2004                                                                240,393
Convertible subsidiary shares
issued                                                                                  2,111,400
Net loss for the year ended
June 30, 2004                                          (900,466)                         (900,466)
Unrealized (loss) on
marketable securities                                                   (101,078)        (101,078)
                                     -----------   ------------    ----------------- -------------

Totals                                   268,000     (1,246,688)         (13,296)       3,287,196
Subscription receivable                                                                  (160,000)
                                     -----------   ------------    ----------------- -------------
Balance June 30, 2004                $   268,000   $ (1,246,688)   $     (13,296)    $  3,127,196






         The accompanying notes are an integral part of these statements



                                      F-6b


                           SHANNON INTERNATIONAL INC,



                                                             Convertible        Additional
                                                             Subsidiary          Paid-in
                                    Shares     Par Value     Shares Issued       Capital
                                ------------  ----------    ---------------   ------------
Convertible subsidiary shares     5,100,000   $    5,100    $   (2,111,400)   $  2,106,300

Common stock issued for
services                            312,200          712                           167,558
Common stock exchanged for
oil and gas properties            3,250,000        3,250                           895,431

Warrants exercised, December
31, 2004                            100,000          100                            47,900

Imputed interest promissory
note contributed by
shareholder                                                                         (1,293)

Net loss for the year ended
June 30, 2005

Currency translation

Unrealized gain on marketable
securities and currency
translation
                                ------------  ----------    --------------    -------------

Balance June 30,2005             29,907,200   $   29,907                --    $   5,362,931
                                ============  ==========    ==============    =============


         The accompanying notes are an integral part of these statements



                                      F-7a



                           SHANNON INTERNATIONAL INC,



                                                                       Accumulated Other
                                      Common Stock     Accumulated       Comprehensive
                                        Warrants         Deficit             Income             Total
                                      -------------    ------------    ------------------   -------------
Convertible subsidiary shares                                                               $        --

Common stock issued for
services                                                                                         168,582
Common stock exchanged for
oil and gas properties                     111,319                                             1,010,000

Warrants exercised, December
31, 2004                                    (8,000)                                               40,000

Imputed interest promissory
note contributed by
shareholder                                                                                      (1,293)

Net loss for the year ended
June 30, 2005                                           (1,281,221)                          (1,281,221)

Currency translation                                                             459,029        459,029

Unrealized gain on marketable
securities and currency
translation                                                                      (15,771)       (15,771)
                                      -------------    -----------     ------------------   -------------

Balance June 30,2005                  $     371,319    $(2,527,909)    $        429,962     $  3,666,210
                                      =============    ===========     ==================   =============



         The accompanying notes are an integral part of these statements

                                      F-7b



                           SHANNON INTERNATIONAL INC,

                      Consolidated Statements of Cash Flows


                                                        Year ended      Year ended
                                                       June 30, 2005   June 30, 2004
                                                      --------------   -------------
Operating activities:
     Net (loss)                                       $   (1,281,221)   $   (900,466)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       (Gain) on sale of investments                         (41,007)        (42,025)
       Depreciation expense                                   24,694             542
       Minority interest in subsidiary earnings             (180,416)             --
       Interest added to notes payable                       298,380              --
       Non cash interest income                               (1,293)             --
       Deferred income tax benefit                            34,519          47,267
       Currency exchange                                       1,388              --
       Lease impairment                                      107,679              --
       Provision for collateral replacement                  301,348              --
       Stock and options issued for services                 168,270         610,269
     Changes in operating assets and liabilities:
       Accounts receivable                                    24,529              --
       Accounts payable and advances                         (94,180)         51,092
       Prepaid expense                                        12,281         (15,824)
                                                      --------------    ------------
       Total adjustments                                     656,192         651,321
                                                      --------------    ------------
       Net cash (used by)
        operating activities                                (625,029)       (249,145)

Investing activities
     Investment in oil and gas properties                         --        (304,166)
     Acquisition of furniture and fixtures                   (12,612)         (1,715)
     Cash advanced to LSI                                         --        (241,277)
     Purchases of marketable securities                      (85,227)        (29,882)
     Sales of marketable securities                           15,281         101,836
                                                      --------------    ------------
       Net cash (used by) investing activities               (82,558)       (475,204)

Financing activities
     Proceeds from notes payable                             670,459              --
     Repayment of notes payable                             (197,164)             --
     Sale of collateral                                      185,827              --
     Issuance of common stock and warrants                    40,000         731,456
                                                      --------------    ------------
       Net cash provided by financing                        699,122         731,456
activities
                                                      --------------    ------------
Net change in cash and cash equivalents                       (8,465)          7,107
Foreign currency translation adjustment                      (22,980)             --
Cash at beginning of period                                   76,784          16,048
Cash from purchase of LSI                                         --          53,629
                                                      --------------    ------------
Cash at end of period                                 $       45,339    $     76,784
                                                      ==============    ============



         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC,




 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                       $       58,724    $        449
       Income taxes                                               --              --

 Supplemental schedule of noncash investing
     and financing activities:
     Issuance of stock for subscription
        receivable                                    $           --    $    160,000
     Exchange of marketable securities for  payment
        of note payable                                       91,354              --
     Stock issued LSI                                             --       2,111,400
     Exchange of marketable securities for
       oil and gas properties at fair value                       --         102,532






        The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



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

The Company's primary business activity is investments in oil and gas and technology.

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

The Company's operating subsidiary, LSI, obtains revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. The Company generally has separate agreements with customers regarding these services that determine the terms and conditions of each type of service. Revenues from product user license fees are recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" and SOP 98-9 Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions".

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


Property, Plant and Equipment
-----------------------------

Property, plant and equipment assets are recorded at cost. Depreciation is provided annually at rates calculated to write-off the assets over their useful lives.

Foreign Currency
----------------

The Company records foreign currency transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 52.

The functional currency of the Company is the United States Dollar. The Company does not hedge foreign currency transactions. The Company maintains Canadian Dollar bank accounts for settlement of Canadian Dollar transactions. At June 30, 2005, cash shown on the financial statements includes CAD$47,840 (US$38,924) in Canadian Dollar bank accounts.

The functional currency of the Company's operating subsidiary, LSI, is the Canadian Dollar. LSI translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity accounts are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income include net income, currency translation adjustment in the amount of $459,029 and unrealized gains in the amount of $29,067 from marketable securities.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

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

Prior to the Company acquisition of 100% of the working interests in the PEI properties, substantially all of the Company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the consolidated financial statements reflect only the Company's proportionate ownership interest in such activities.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


All of the Company's assets are located in Canada.

The company has no cash equivalents.

Note 2 - Basis of Presentation - Going Concern
         -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and has suffered operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional working capital to further develop the Company's properties or to locate a business combination candidate.

Note 3 - Acquisition of Logical Sequence Incorporated
         --------------------------------------------

In October 2003, the Company entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of non-voting common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into common stock of the Company at election of the holder at any time over the next five years on a share for share basis. The Company also has an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated common stock for $2.00 USD per share on or before October 20, 2005.

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

Current assets                                                      $   281,118
Property and equipment                                                   42,709
Intangible assets (see note 9)                                        8,532,779
Current liabilities                                                    (846,593)
Long-term debt                                                       (3,870,014)
                                                                    -----------
Net assets acquired                                                   4,139,999
                                                                    ===========
51% ownership                                                         2,111,400
                                                                    -----------
Purchase price                                                      $ 2,111,400
                                                                    ===========

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

As the effective date of the acquisition, June 30, 2004, was the last day of the Company's fiscal year, none of the results of LSI's operations are included in those of the Company for the fiscal year ended June 30, 2004.

Note 4 - Accounts Receivable
         -------------------

                                                            2005          2004
                                                           ---------------------
Current accounts receivable and advances                   $32,442       $35,365
                                                           =======       =======

The Company considers accounts over 90 days old to be past due. The company periodically reviews its accounts receivable to determine uncollectible amounts.


Note 5 - Marketable Securities (including related party)
         -----------------------------------------------

In accordance with the Statement of Financial Accounting Standards no. 115 (SFAS
115), marketable securities are recorded in the accompanying balance sheet at their market value. The Company has investments in marketable securities as follows:

                         Fair Value                               Year Ended        Year Ended
                                                                 June 30, 2005    June 30, 2004
--------------------------------------------------------------   -------------    -------------
Classified as available for sale:
     Securities with net unrealized gains                        $         --     $    152,293
     Securities with net unrealized losses                             96,758          (18,245)
                                                                 ------------     ------------
Total                                                            $     96,758     $    134,048
                                                                 ============     ============


Unrealized gains included in comprehensive income:
     Balance at beginning of year:                               $    (13,296)    $     87,782
       Realized during year                                            41,007           42,025
       Unrealized gains (losses) added to
       comprehensive income during year                               (57,672)        (143,103)
                                                                 ------------     ------------
     Balance at end of year                                      $    (29,961)    $    (13,296)
                                                                 ============     ============

Additional information:
     Proceeds from sales of marketable securities                $     93,000     $   101,824
     Exchange of marketable securities for
       oil and gas properties (at fair value)                              --         102,532
     Payment of note payable with marketable
       securities                                                      91,354              --
     Gains realized during the year                                    41,007          42,025


                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



Cost of securities sold is computed using the first-in first-out method.

At June 30, 2005 and 2004, $70 included in marketable securities represents 154 shares of a company that is a related party because the Company's president is an officer and director.

Note 6 - Property and Equipment
         ----------------------

Components of property and equipment consist of:

                                                                                        Depreciation
                                                                                            Rate
                                                     Accumulated        Net                  and
                                     Cost           Depreciation       Amount              Method
June 30, 2005
   Furniture and Fixtures      $        37,839     $       23,458   $      14,381    Straight Line 3 yr
   Computer equipment                   63,015             40,010          23,005      30% diminishing
                               ------------------  --------------  ----------------
                               $       100,854     $       63,468   $      37,386

June 30, 2004:
   Furniture and Fixtures      $        33,195     $       10,845   $      22,350     Straight Line 3yr
   Computer equipment                   46,755             23,927          22,828      30% diminishing
                               ------------------  --------------  ----------------
                               $        79,950     $       34,772   $      45,178


Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 7 - Oil and Gas Properties
         ----------------------

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

On July 23, 2004 the permits related to the Company's working interest expired and on September 23, 2004 the Company acquired a new 20% working interest in new permits. The lease costs of the permits not renewed have been determined to be impaired and have been expensed. The Company also agreed to enter into a new Joint Venture Operating Agreement with the holders of the balance of the working interests. The Company acquired the working interest in consideration of promissory note in the amount of $132,736 USD payable to the former operator due on or before December 31, 2004. Shannon also gave the former operator, a promissory note in the amount of $56,025 payable upon thirty days written notice for the outstanding costs.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



The Company acquired an additional 72% interest in the Prince Edward Island oil and gas permits, on February 23, 2005. As described in Note 14, the Company exchanged stock and warrants valued at $875,000 USD. The value of shares issued was based on fair market value on the date issued. The seller granted a gross overriding royalty of 2% on the interests being conveyed to a third party.

On May 2, 2005 a Canadian Trust (the `Trust") agreed to assign an undivided 8% working interest in PEI to the Company. As described in Note 14, the Company exchanged stock and warrants valued at $135,000 USD. The value of the shares issued was based on fair market value on the date issued.

As of June 30, 2005, the Company's oil and gas properties consisted entirely of unproved properties, and therefore are not being amortized. The Company expects to amortize the costs of these properties when sufficient evidence exists to determine proved reserves, if any. Since the Company has no proved reserves, no reserve information has been reported to any government agency. As of June 30, 2005 the undeveloped acreage for the properties was approximately 376,000 acres.

As of the date of this report, the property has one abandoned well and one suspended well.

Components of the Company's unevaluated oil and gas properties are:

Acquisition Costs                    $         1,227,119
Development Costs                                589,136
                                     -------------------
         Total                       $         1,816,255
                                     ===================


Note 8 - Intangible Assets
         -----------------

Effective June 30, 2004, the Company acquired intangible assets identified as intellectual property and composed of exclusive rights, future rights and derivative products associated with the comprehensive and integrated software applications for the automotive industry as part of its acquisition of Logical Sequence Incorporated. In connection with the acquisition the intangible assets were valued at $8,532,779. Because the assets have no determinable life, the asset value is not subject to amortization, but is subject to periodic impairment tests.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



Note 9 - Asset Retirement Obligations
         ----------------------------

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Balance July 1, 2003                                                     10,027
         Obligations paid                                                (6,737)
         Accretion expense                                                  197
                                                                       --------
Balance June 30, 2004                                                  $  3,487
                                                                       --------
         Additional obligations incurred                                 22,230
         Accretion expense                                                  518
                                                                       --------
Balance June 30, 2005                                                  $ 26,235
                                                                       ========


Note 10 - Promissory Note - GE of Canada
          ------------------------------

The Company's subsidiary, Logical Sequence Incorporated, has a note payable to Commercial Finance Canada Inc. secured by a general security agreement constituting a first lien on all assets of the Company's LSI subsidiary. The promissory note bears interest at 5% compounded monthly. During the year ended June 30, 2005 the $550,000 principal balance plus accrued interest of $30,548 represented by the promissory note with GE became due and payable and the loan is currently in default. Management sought negotiations to have the payment obligation deferred over time. However, GE has neither responded to the request nor pursued collection so the amount remains in default and accruing interest.


Note 11 - Due to Related Parties
          ----------------------

As at June 30, 2005 and September 30, 2004, the Company owed related parties (companies owned by a shareholder and former management of LSI) the following amounts:


                                                           2005           2004
                                                         --------       --------
Accounts payable to related parties                      $135,882       $ 94,487
Accrued interest                                            8,109         13,153
                                                         --------       --------
                                                         $143,991       $107,640
                                                         ========       ========

Note 12 - Promissory Notes
          ----------------

The Company entered into a promissory note with a Canadian corporation in the amount of $220,000 CDN ($180,328 USD) on January 6, 2005, with an interest rate of 10% per annum calculated and payable semiannually. The note, due upon demand for payment is made in writing, then becomes payable forty-five days thereafter.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



A note payable was entered into on March 15, 2005 with a Canadian chartered bank in the amount of $250,000 CDN ($201,613 USD) is a demand loan - non-revolving, interest only for a maximum of one year. If the loan is not in default the interest rate is prime rate payable monthly. Prime rate means the floating annual rate of interest established from time to time by the Bank of Montreal as the reference rate it will use to determine rates of interest on Canadian dollar loans to customers in Canada.

The Company borrowed $357,777 CDN ($288,519 USD) during February 2005 from a Canadian company, which was repaid with marketable securities valued at $91,932 USD and cash of $196,587 USD.

Note 13 - Obligation for Mandatory Redemption of Preferred Shares
          -------------------------------------------------------

The Company's subsidiary, LSI, has issued 50,000 shares of preferred stock that has a mandatory redemption feature. The obligation for the mandatory redemption of preferred shares was recorded as a liability on the books at the present value of $4,449,981 at September 30, 2003. The accretion of the preferred stock in the amount of $286,592 CDN ($229,264 USD) was recorded on the books as interest expense, bringing the obligation balance to $4,956,973 CDN ($4,035,951
USD) at June 30, 2005.

The preferred shares are redeemable by the Company at any time by paying the holder the par value, 5,000,000 ($100 per share), plus any accrued dividends. The redemption of the preferred shares becomes mandatory September 1, 2012. Dividends are payable at 4% annually in arrears, will accrue if not paid and are only required to be paid if profits after tax are a minimum of $1,000,000 CDN.

Note 14 - Stockholders' Equity
          --------------------

During the year ended June 30, 2004, the Company issued 4,597,976 shares of common stock in a private placement for $1,266,351 (weighted average $.28 per share).

The Company also received $256,632 from the exercise of warrants for 4,273,741 shares (weighted average $.08 per share).

On May 10, 2004, 400,000 shares of stock were issued for a promissory note in the amount of $160,000 due October 8, 2004 with interest rate of 5%. The Company agreed to extend the note with no date due with an interest rate of 18%. 500,000 shares of a publicly traded company were held by the Company as security. The note is shown on the balance sheet as an offset to stockholders' equity (subscription receivable).

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

During the three months ending September 30, 2004, the Company issued 100,000 shares of common stock for services, valued at $39,000 (weighted average $.39 per share) based on fair market value on the date issued.

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

As described in Note 8, the Company issued 2,500,000 shares of common stock and 500,000 common share purchase warrants for the acquisition of an oil and gas working interest. The total amount allocated is the fair market value at the date of issuance of the common stock shares and warrants is as follows: the combined value of the acquisition was $875,000 composed of 2,500,000 shares of common stock allocated at $813,706 ($0.35 per share) and the warrants valued at $61,294 (approximately $0.12 per warrant). Each warrant entitles the holder to acquire one common share at an exercise price of $0.85 for a period of twelve months from the date of issuance. The fair value of each warrant granted was computed by the Black-Scholes method using the following weighted-average assumptions: The expected volatility is 150%. The risk-free interest rate is 2.54% and the expected term is one year.

As described in Note 8, the Company issued 750,000 shares of common stock and 750,000 common share purchase warrants for the acquisition of an oil and gas working interest. The total amount allocated is the fair market value at the date of issuance of the common stock shares and warrant is as follows: the combined value of the acquisition was $135,000 composed of stock allocated at $84,975 (approximately $0.11 per share) and the warrants valued at $50,025 (approximately $0.07 per warrant). Each warrant entitles the holder to acquire one common share at an exercise price of $0.40 for a period of two years from the date of issuance. The fair value of each warrant granted was computed by the Black-Scholes method using the following weighted-average assumptions. The expected volatility is 150%. The risk-free interest rate is 2.84% and the expected term is two years.

During the three months ended June 30, 2005, the Company issued 100,000 shares of common stock for services valued at $17,000 (weighted average of $.17 per share) and 300,000 shares of common stock for services valued at $36,000 (weighted average of $.12 pre share). The value of shares issued was based on fair market value on the date issued.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


3,350,000 warrants were to expire on December 31, 2004. The Company extended the exercise period of the Securities Holder's Warrants until 5pm Mountain time of the sixtieth day following the effective date of the registration statement described in the registration rights agreement, provided that if said sixtieth day is a weekend day or legal holiday in Canada, the exercise period is extended until 5:00pm Mountain time of the next business day.

Warrants outstanding at June 30, 2005 consist of:

 Number Outstanding   Exercise Price         Expiration Date
      (Shares)
-------------------   --------------    ---------------------------
     3,250,000              .40               60 days after
                                          registration statement
                                                  filed

      500,000               .85              February 28, 2006

      750,000               .40                May 10, 2007

Note 15 - Subscription Receivable and Reserve for Replacement Loss
          --------------------------------------------------------

In May 2004, a shareholder exercised warrants to acquire 400,000 shares of the Company's common stock at $.40 per share. The Company accepted a promissory note in the amount of $160,000 USD due in October 2004 that was secured by 500,000 shares of a publicly traded company. The Company liquidated 373,000 shares of the collateral for the amount of $185,827 USD an excess of $25,827 USD of the promissory note. The shareholder has communicated to the Company that it believes that the sale of the collateral shares was in breach of the terms of the promissory note and that the shareholder believes it is entitled to rescission of the warrant exercise. No legal action has been filed at this time and the Company intends to seek a negotiated settlement.

The Company believes that it is liable to the shareholder for the approximate current value of the liquidated collateral in the amount of $487,175 USD minus the $160,000 USD of the promissory note resulting in the approximate amount of $402,000 CDN ($327,175 USD). Any settlement of the claims would likely involve a similar amount. As a result the Company has recorded a liability for such amount. The company recorded an expense in the amount of $301,348 USD that was the amount collected less the amount of the promissory note.

If the claim for rescission of the warrant exercise were allowed, the Company would receive the 400,000 shares for cancellation and deduct $160,000 USD from paid in capital and the Company could be liable for the full amount of approximately $600,000 CDN ($488,321 USD).

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

Note 16 - Commitments
          -----------

LSI has entered into a lease obligation for office space that will expire in 2008.

Minimum annual lease payments over the next three years are as follows:

                  2006                    $             15,460
                  2007                                  15,460
                  2008                                  13,787

The Company has entered into lease obligations with an energy corporation that will expire in 2008 and 2010. Lease obligations are based on $.10 CDN per acre. The Company has also entered into a surface lease with an individual that shall be reviewed and mutually agreed upon every five years. The rental amount will be reviewed after twenty years.

Annual lease payments over the next five years are as follows:

                  2006                      $            34,185
                  2007                                   34,185
                  2008                                   28,800
                  2009                                   28,800
                  2010                                   28,800

Note 17 - Segments
          --------

The company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Segment information is as follows:

Segment                     Oil and Gas        Technology      Total
                           ---------------- --------------- ------------
Revenue                          --             908,450        908,450
Interest expense               19,901           277,091        296,992
Depreciation                    1,295            23,399         24,694

Segment                     Oil and Gas       Technology       Total
                           ---------------- --------------- ------------
Net income (loss)             (606,633)        (369,796)       (976,429)
Total assets                 2,127,438        9,892,179      12,019,617
Expenditures for
long lived assets            2,005,490           96,895       2,102,385

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005


Oil and Gas has no revenues. Technology derives its revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. There are no inter-segment transactions.

Note 18 - Related Party Transactions
          --------------------------

The operator conducting certain exploratory and development activities for properties in which the Company participates is a related party because the Company's president is a director of the operator. During the fiscal year ended June 30, 2004, the Company incurred costs of $353,213 with the operator. No costs were incurred in the fiscal year ended June 30, 2005.

Note 19 - Amount Due - Electronic Data Systems Inc.
          -----------------------------------------

The Company's subsidiary, Logical Sequence Incorporated, was party to a license sales agreement with Electronic Data Systems Inc. (EDS), whereby EDS was to market certain of LSI's products on a revenue-sharing basis. The agreement was terminated on August 16, 2004, under conditions contained within the EDS Purchase and Sale Agreement.

The agreement includes a requirement for the Company to pay EDS 60% of license revenues collected, and includes certain other provisions for payments. Management contends that the failure of EDS to perform its obligations under the agreement was a breach of the agreement. The amount due to EDS under the agreement is uncertain. The Company believes is has valid and substantial claims against EDS.

The Company is not currently engaged in negotiations with EDS and EDS has not asserted any claims. Given the uncertainties, complexity and expense of international litigation, the Company has accrued $296,000 USD ($400,000 CDN), included in the balance sheet as unearned revenue rather than including the amount in LSI revenue. The amount is Management's estimate of the net amount due to EDS if there had been no breach of the agreement by EDS. This estimate may change as further information is available. The maximum amount which may be due under the contract, before any offsets, is $468,813.

Note 20 - Stock-Based Compensation
          ------------------------

The Company's stock option plan, the "Shannon International Resources, Inc. Amended 1999 Stock Option Plan" ("Plan") became effective June 1, 1999. Under the terms of the plan, the board of directors is authorized to grant options for up to 2,000,000 shares of common stock. The board has discretion as to the determination of exercise prices and terms of the options. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan. In May 2004, the board of directors resolved to submit a 5,000,000 share "Officers and Directors Stock Option Plan" for approval by the Company's stockholders at the next annual general meeting of stockholders.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

Shannon also has a "Consultants and Advisors Stock Option Plan" which reserves up to 3,000,000 shares of common stock for issuance to employees, consultants and advisors of Shannon other than executive officers and directors. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the board may vote to terminate the Plan.

The Company's shareholders approved the "Shannon International Resources, Inc. 2005 Directors and Officers Stock Option Plan" ("Plan") that became effective March 11, 2005. Under the terms of the plan, the board of directors is authorized to grant options for up to 5,000,000 shares of common stock. The board has discretion as to the determination of eligibility of persons, exercise prices and terms of the options, provided however that in no instance shall the period exceed five (5) years from the date of grant of the option. All options must be granted within ten years from the effective date of the Plan. No options were granted as of June 30, 2005. During the year ended June 30, 2005, 1,300,000 shares for options for common stock expired.

The following is a table of outstanding options and changes during 2005 and 2004:

                                                                       Weighted
                                                             Non-       Average
                                            Employee       Employee    Exercise
                                             Options        Options      Price
                                            ---------     ----------  ----------

Options Outstanding, June 30, 2003            775,000             --        .16
       Options granted:
           Employees                        1,400,000             --        .60
           Non-employees                           --        850,000         --
       Options expired                             --             --         --
       Options exercised                           --             --         --
                                           ----------     ----------  ----------

Options Outstanding, June 30, 2004          2,175,000        850,000        .42
       Options granted:
           Employees                               --             --         --
           Non-employees                           --             --         --
       Options expired                     (1,150,000)      (150,000)       .34
       Options exercised                           --             --         --
                                           ----------     ----------  ----------
Options Outstanding, June 30, 2005          1,025,000        700,000        .49
                                           ==========     ==========  ==========

Outstanding options vest as follows:

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005




                              Range of Exercise                        Weighted
                                  Prices                                Average
                           ----------------------      Number          Exercise
 Vested at June 30,          High         Low         of Shares          Price
----------------------     ---------   ----------   -------------    -----------
  2002 and earlier           .10          .10           250,000      $    .10
        2003                 .25          .25           225,000           .25
        2004                 .85          .10         1,250,000           .50
                                                    -------------
                                                      1,725,000
                                                    =============

Options granted during 2005 and 2004 consist of:

                                                 Weighted Average
Year and Exercise price relative to fair value    Fair Value at     Weighted Average
               of underlying stock                  Grant Date       Exercise Price
----------------------------------------------   ----------------  -------------------
Year ending June 30, 2004
   Exercise price less than fair value                  .43               .60
   Exercise price equal to fair value                   .25               .25
   Exercise price greater than fair value               .65               .53
Year ending June 30, 2005                                --                --

In January 2003, the board extended the expiration date for 350,000 options that would expire in 2004 to February of 2006, and 100,000 options from 2005 to 2007. In June 2004, the board extended the expiration date for 150,000 options nine months.

If not previously exercised or canceled, options outstanding at June 30, 2005 will expire as follows:

                                                                           Weighted
                        Range of Exercise                                  Average
                             Prices                    Number              Exercise
                      ----------------------
                        High         Low             of Shares              Price
                      ---------   ----------     -------------------    ---------------
Year Ending June 30,
        2008            .10          .10               300,000       $       .10
        2009            .25          .85             1,125,000               .60
        2010            .50          .50               400,000       $       .47
                                                 -------------------
                                                     1,725,000               .43
                                                 ===================

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005




                                   Year Ended        Year Ended
                                  June 30, 2005     June 30, 2004
                                -----------------  ----------------
Expected Volatility:                    --                150%
Risk-free interest rate:                --               1.01%
Expected Dividends:                     --                 --
Expected Term in Years:                 --                 5

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

                                      Year Ended                              Year Ended
                                    June 30, 2005                            June 30, 2004
                           As Reported          Pro forma          As Reported           Pro forma
                          ----------------   -----------------   -----------------   ------------------
Employee option expense         --                   --                   --                 850,061
Net (loss):                     --                   --               (900,466)           (1,850,527)
Net loss per share:             --                   --                 (.04)                (.08)


Note 21 - Income Taxes
          ------------

The Company is subject to United States and Canadian income taxes. The Company has paid no income taxes due to its operating losses carrying forward since inception.

The Company has estimated net operating losses as follows:

    Expiration year:           Amount
-------------------------    -----------------
2019                         $         6,174
2020                                  11,931
2021                                  58,716
2022                                  73,331
2023                                 215,311
2024                                 853,199
2025                                 980,689
                             -----------------
Total                        $     2,199,351
                             =================

A valuation allowance equal to the tax benefit of the net operating loss carryforward has been provided due to the uncertainty of the Company's ability to utilize the carryforwards.

The Company's income tax benefit (expense) consists of the following:

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005




                         Component:                    Year Ended          Year Ended
                                                      June 30, 2005       June 30, 2004
-------------------------------------------------     --------------     ---------------
Change in tax deferred taxes on unrealized gains      $          --       $     (47,267)
Change in Canadian tax credit                               (34,520)                 --
                                                      --------------     ---------------
     Total                                            $     (34,520)      $     (47,267)
                                                      ==============     ===============


The Company's deferred income tax asset (liability) consists of the following:

                                                    Year Ended           Year Ended
                         Component:                June 30, 2005        June 30, 2004
---------------------------------------------     ----------------     ----------------
Deferred tax benefit from net operating loss       $     769,773        $     426,532
  carryforwards
Tax valuation allowance                                 (769,773)            (426,532)
                                                  ----------------     ----------------
     Total                                         $           --       $          --
                                                  ================     ================


The overall effective tax rate differs from tcted statutory rate for the year ended June 30, 2004 is as follow:


Tax provision based upon statutory rate                             35.0%
Change in valuation allowance                                      (29.5%)
                                                              ------------
Effective tax rate                                                   5.5%
                                                              ============


The Company's operating subsidiary, LSI, has an outstanding tax credit receivable from the Canadian and Nova Scotia governments in the amount of $172,726 for refundable research and development tax credits.

Note 22 - Risks and Uncertainties
          -----------------------

The Company's oil and gas properties are located in Prince Edward Island, Canada, which is a geographic concentration of risk.

The Company transacts the majority of its business and has outstanding balances in Canadian Dollars, which is a foreign currency risk.

Note 23 - Recent Accounting Pronouncements
          --------------------------------

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005



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

During 2004 and 2005, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-based Payment" and SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". These statements are effective for periods after these financial statements. We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no changes in and/or disagreements with the accountants on any accounting and financial disclosure.

Item 8a.  Controls And Procedures
---------------------------------
Shannon maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Shannon's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Shannon's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Shannon's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Shannon's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Shannon's certifying officer has concluded that Shannon's disclosure controls and procedures are effective in reaching that level of assurance.

On or about June 30, 2005, Shannon carried out an evaluation, under the supervision and with the participation of Shannon's management, including Shannon's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of Shannon's disclosure controls and procedures. Based on the foregoing, Shannon's Chief Executive Officer and Chief Financial Officer concluded that Shannon's disclosure controls and procedures were effective.

Shannon's internal controls are presently being revised and codified to ensure compliance with the requirements of the Sarbanes Oxley Act of 2002.


                                    Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

The officers and directors of the Company are as follows:

Blair Coady            President and Director since February 18,1999.
Dennis Brovarone       Director since February 2003

Blair Coady.      Mr. Coady is the Founder of the Company and has served as
President and Director since February 1999. Since June 2001 to October 2003, Mr. Coady has served as an officer and director and from October 2003 to the present he has served as a director of Rally Energy Corporation, a publicly held company engaged in oil and gas exploration. Mr. Coady served as the President and Chairman of the Board of Wolf Industries, Inc., a publicly held management company with interests in the oil and gas industry, from August 1996 to April 1998. From October 1996 to February 2001. Mr. Coady was the President and Chief Executive Officer of Calgary Chemical, a privately-held custom blender of petroleum production chemicals. From 1992 to 1995 Mr. Coady served as Chairman of the Board of Earthwhile Developments Inc., a Canadian corporation involved in waste management, specifically solvent recycling, bioremediation and composting.

Dennis Brovarone.     Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He serves as U.S. securities law counsel to Shannon. He is a director of Pure Bioscience, a publicly held California corporation since April 1996. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

Committees: Meetings of the Board
---------------------------------
Shannon does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. Shannon's Board of Directors held six meetings during the fiscal year ended June 30, 2005 at which all directors were present either in person or by telephonic conference call. Corporate actions by the Board of Directors were unanimously also consented to in writing after telephone discussion.

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


Board of Directors Independence
-------------------------------
Neither of Shannon's directors, are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. Shannon is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended June 30, 2005, our current Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

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

                                             SUMMARY COMPENSATION TABLE
                                                                                  Long Term Compensation

                                         Annual Compensation                Awards                  Payouts

                                                        Other Annual      Securities
                                                        Compensation  Underlying Options
   Name and Principle Position     Year    Salary ($)       ($)              (#)          All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady                      2005      87,300          0             225,000                     0
  President/CEO                               cdn.                          Common
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady                      2004      87,300          0                0                        0
  President/CEO                               cdn.
-----------------------------------------------------------------------------------------------------------------------
  Blair Coady President/CEO        2003         0            0              75,000                     0
                                                                            Common
-----------------------------------------------------------------------------------------------------------------------

No executive officer earned more than $100,000 during the current fiscal year or the previous two fiscal years.


Option Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------
Individual Grants
---------------------------------------------------------------------------------------------------
Name                              Number of         % of Total Options
                                  Common Shares         Granted in
                                  Underlying          Exercise Price
                                  Options               Fiscal Year       Expiration
                                  Granted (#)       ended June 30, 2005     ($/Sh)           Date
---------------------------------------------------------------------------------------------------
Blair Coady, CEO, director            100,000             12.1%             0.30           03/25/10
                                      125,000             15.2%             0.40           05/25/10
---------------------------------------------------------------------------------------------------
Dennis Brovarone, Secretary            75,000              9.1%             0.30           03/25/10
Director                              275,000             33.3%             0.40           05/25/10
---------------------------------------------------------------------------------------------------

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2005.

------------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
------------------------------------------------------------------------------------------------------------------------
                                     Value                                           Value of Unexercised In-the
                        Shares       Realized    Number of Securities Underlying     Money Options at
                        Acquired on  at FY-End   Unexercised Options at FY-End       June 30, 2005  (1)
Name                    Exercise (#) ($)         (#) Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
Blair Coady Pres./CEO,         0           0      450,000 Common Shares Exercisable  $2,250 Exercisable
Dir.
------------------------------------------------------------------------------------------------------------------------
Dennis Brovarone                0          0      450,000 Common Shares Exercisable  $ 0 Exercisable
Secretary, Director
------------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the closing sale price on June 30, 2005 ($0.115 per share).

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

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Pursuant to Mr. Coady's employment agreement, in the event of his termination without cause or a Change in Control of Shannon, Mr. Coady is entitled to receive his base remuneration of $9,700 Cdn., per month for three years following the date of termination or Change in Control. Except for Mr. Coady, there is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with Shannon, or from a change in the control of Shannon.

Transactions with Management
----------------------------
Shannon did not enter into any transactions with Management during the fiscal year ended June 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners And Management.

The following table sets forth information, as of September 23, 2005, with respect to the beneficial ownership of Shannon's common stock by each person known by Shannon to be the beneficial owner of more than five percent of the outstanding Common Stock and by the officer and directors of Shannon based on 29,607,200 shares of common stock outstanding as of September 23, 2005 plus the number of shares underlying outstanding options.

Name and Address of                                         Common Stock    Percentage of Shares
Beneficial Owner                  Title                     Ownership            Outstanding
----------------------------      -------------------       ---------------   ------------------
Blair Coady                       President, Director          450,000  (1)         1.5%
Suite 2000, 715 5th Av. SW
Calgary, Alberta  T2P 2X6
------------------------------------------------------------------------------------------------
Dennis Brovarone                  Secretary, Director          470,000  (2)         1.6%
18 Mt. Laurel Dr.
Littleton, CO 80127
------------------------------------------------------------------------------------------------
Directors and Officers as a Group
(2 individuals)                                                 920,000 (3)         3.0%
------------------------------------------------------------------------------------------------

(1)  Includes exercisable options to acquire up to 450,000 shares.
(2)  Includes exercisable options to acquire up to 450,000 shares.
(3) Includes exercisable options held by the officers and directors to acquire up to 900,000 shares


Changes of Control

As of June 30, 2005 and September 23, 2005, there are no arrangements known to Shannon which may at a subsequent date result in a change of control of Shannon.


Item 12. Certain Relationships and Related Transactions.

As of September 23, 2005 Mr. Coady Shannon's President and a Director serves as a director of Rally Energy Corp. ("Rally"). Rally is a Calgary based energy company. On February 23, 2005 Shannon acquired 92% of its working interests in oil and natural gas permits located on-shore Prince Edward Island from Rally.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits:

3.1  Articles of Incorporation(1)
3.2  Bylaws(1)
3.3  Articles of Amendment dated March 16, 2005 (2)
10.1 Working Interest Acquisition Agreement(1)
10.2 Purchase and Joint Venture Agreement(1)
10.3 Oil and Natural Gas Permit No. 96-06 (1)
10.4 Amendment to Working Interest Acquisition Agreement (1)
10.7 Acquisition of Additional Interests Agreement (3)
10.8 Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001. (3)
10.10 Participation Agreement (4)
10.11 Logical Sequence Inc. Distribution Agreement (5)
10.12 Share Purchase Agreement (5)
10.13 Share Purchase Support Agreement (5)
10.14 Voting Trust Agreement (5)
10.15 Addendum Agreement (6)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (7)
10.17 Asset Sale Agreement dated February 24, 2005 (8)
10.18 Registration Rights Agreement dated February 24, 2005 (8)
10.19 Conquistador Trust 8% working interest agreement dated May 10, 2005 (2)
14.1 Code of Ethics (7)
31.1 Sarbanes Oxley Section 302 Certification
31.2 Sarbanes Oxley Section 302 Certification
32.1 Sarbanes Oxley Section 906 Certification
32.2 Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference to the exhibits to Shannon's registration statement in Form 10-SB(file number 000-30254)

(2) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10qsb for the fiscal quarter ended March 31, 2005 filed on or about May 14, 2005.

(3) Incorporated by reference to the exhibits to Shannon's annual report on Form 10ksb for the fiscal year ended June 30, 2002 filed on or about September 30, 2002

(4) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10qsb for the fiscal quarter ended December 31, 2002 filed on or about February 14, 2003.

(5) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10-QSB for the three month period ended September 30, 2003. (file number 000-30254).

(6) Incorporated by reference to the exhibits to Shannon's amended quarterly report on Form 10-QSB for the three month period ended September 30, 2003 filed on December 2, 2003. (file number 000-30254).

(7) Incorporated by reference to the exhibits to Shannon's annual report on Form 10-KSB for the fiscal year ended June 30, 2004 filed on October 29, 2004. (file number 000-30254)

(8) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)


     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14.  Principal Accountant Fees And Services

Miller & McCollom, Certified Public Accountants, are Shannon's independent auditors to examine the financial statements of Shannon for the fiscal year ending June 30, 2005. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
----------
Miller & McCollom was paid aggregate fees of $37,194 for the fiscal year ended June 30, 2005 and $29,825 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of Shannon's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees
-------------------
Miller & McCollom was not paid any additional fees for the fiscal year ended June 30, 2005 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of Shannon's financial statements.

Tax Fees
--------
Miller & McCollom was paid no fees for the fiscal year ended June 30, 2005 and no fees for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
----------
Miller & McCollom was paid no other fees for professional services during the fiscal years ended June 30, 2005 and June 30, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHANNON INTERNATIONAL RESOURCES INC.
                                  (Registrant)


By  /s/ BLAIR COADY
    --------------------------
    Blair Coady, President, Chief Financial Officer
    October 20, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ BLAIR COADY
    ---------------------
    BLAIR COADY, Director, October 20 2005


By  /s/ DENNIS BROVARONE
    --------------------------
    DENNIS BROVARONE, Director, October 20 2005