Form 10QSB
period 2005-09-30
SHANNON INTERNATIONAL INC
filed 2005-11-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the three month period ended September 30, 2005

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


               -------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

           [ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, the Registrant had 29,607,200 shares of common stock, $0.001 par value, outstanding.

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








                                 C O N T E N T S

                                                                      Page
                                                                    -------


       Consolidated Balance Sheets                                     F-3

       Consolidated Statements of Operations                           F-4

       Consolidated Statements of Cash Flows                           F-5

       Notes to Consolidated Financial Statements                      F-6


                           SHANNON INTERNATIONAL INC.
                                   (Unaudited)
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                September 30,      June 30,
                                                                                     2005           2005
                                                                                -------------   ------------
Current Assets:
   Cash                                                                         $     57,045    $     45,339
   Accounts receivable                                                                33,244          32,442
   Income tax credit receivable                                                         --           172,726
   Prepaid expense                                                                     1,217           2,686
   Investments in marketable securities                                               66,513          96,758
                                                                                ------------    ------------
         Total current assets                                                        158,019         349,951

Furniture and fixtures less accumulated  depreciation of $73,543 and $63,468
     on September 30, and June 30, 2004                                               32,739          37,386
Unevaluated oil and gas properties (Full cost method)                              1,847,471       1,816,255
Long term guaranteed investment certificate                                           42,688            --
Intangible assets                                                                  9,892,557       9,430,416
                                                                                ------------    ------------
         Total assets                                                           $ 11,973,474    $ 11,634,008
                                                                                ============    ============

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts payable                                                             $    750,355    $    705,148
   Due to related parties                                                            131,867         143,991
   Reserve for replacement loss                                                      327,175         327,175
   Promissory notes                                                                  913,795         882,742
                                                                                ------------    ------------
         Total current liabilities                                                 2,123,192       2,059,056

Asset retirement obligations                                                          26,754          26,235
Obligation for mandatory redemption of preferred shares                            4,232,027       4,034,324
                                                                                ------------    ------------
         Total liabilities                                                         6,381,733       6,119,615

Minority Interest in Subsidiary                                                    1,813,231       1,848,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock - 200,000,000 shares of $.001 par value authorized; 29,907,200 shares issued and outstanding at
     September 30, 2005 and June 30, 2005                                             29,907          29,907
   Additional paid-in capital                                                      5,362,931       5,362,931
   Common stock warrants                                                             371,319         371,319
   Accumulated deficit                                                            (2,628,252)     (2,527,909)
   Accumulated other comprehensive income                                            642,365         429,962
                                                                                ------------    ------------
         Total stockholders' equity                                                3,778,270       3,666,210
                                                                                ------------    ------------
Total liabilities and stockholders' equity                                      $ 11,973,474    $ 11,634,008
                                                                                ============    ============




         The accompanying notes are an integral part of these statements


                           SHANNON INTERNATIONAL INC.
                                   (Unaudited)
                      Consolidated Statements of Operations


                                           For the three          For the three
                                              months                  months
                                               ended                  ended
                                        September 30, 2004      September 30, 2004
                                        ------------------      ------------------
Sales                                   $          230,062      $          221,430

Expenses
     Administrative costs                           44,332                  57,964
     Consulting                                     57,644                 104,578
     Professional fees                              13,274                  33,101
     Salaries and wages                            232,955                 208,238
     Accretion expense                                 520                      52
     Currency exchange                                 381                    --
                                        ------------------      ------------------
         Total expenses                            349,106                 403,933
                                        ------------------      ------------------

(Loss) from operations                            (119,044)               (185,368)

Other Income and Expenses:
     Gain on sale of investments                       791                    --
     Interest income                                  --                     3,294
     Interest expense                              (17,041)                (65,151)
                                        ------------------      ------------------

Net (loss) before income tax                      (135,294)               (247,225)

Minority interest income in
  subsidiary's earnings                             34,951                  50,495
Provision for income tax                              --                      --
                                        ------------------      ------------------

Net (loss)                              $         (100,343)     $         (196,730)
                                        ==================      ==================

Net (loss) per share                    $             --        $             --

Weighted number of shares
outstanding                                     29,907,200              20,978,563

*  Less than $.01                                        *                       *


Other comprehensive income:
     Net (loss)                         $         (100,343)     $         (196,730)
     Foreign currency translation
       adjustment                                  218,196                 300,992
     Unrealized gain on marketable
       securities                                   (5,793)                 26,293
                                        ------------------      ------------------
Total other comprehensive income        $          112,060      $          130,555
                                        ==================      ==================



         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                                   (Unaudited)
                      Consolidated Statements of Cash Flows

                                                          Three Months     Three Months
                                                              Ended            ended
                                                          September 30,    September 30,
                                                              2005             2004
                                                         --------------   --------------
Operating Activities:
     Net (loss)                                          $    (100,343)   $    (196,730)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                                      6,873            5,742
       Gain on sale of marketable securities                      (791)            --
       Minority interest in earnings from
  subsidiary                                                   (34,950)         (50,493)
       Interest added to notes payable                          10,207             --
       Currency exchange                                           381             --
       Stock issued for services                                  --             39,000
     Changes in operating assets and liabilities:
       Accounts receivable                                         767            1,497
       Tax credit receivable                                   183,469             --
       Shareholder advances                                       --              9,575
       Accounts payable and advances                           (13,434)           9,480
       Prepaid expense                                           1,557              497
                                                         -------------    -------------
       Total adjustments                                       154,079           15,298
                                                         -------------    -------------
       Net cash (used by)
         operating activities                                   53,736         (181,432)

Investing activities
     Investment in oil and gas properties                      (31,217)            --
     TD guaranteed investment certificate                      (41,533)            --
     Cash advanced to LSI                                         --            (10,912)
     Acquisition of furniture and fixtures                        (661)          (2,997)
     Sale of marketable securities                              25,242             --
     Purchases of marketable securities                           --            (54,327)
                                                         -------------    -------------
       Net cash (used by) investing activities                 (48,169)         (68,236)

Financing activities
     Subscription receivable                                      --            155,032
     Long term debt                                               --             62,382
                                                         -------------    -------------
       Net cash provided by financing
         activities                                               --            217,414

                                                         -------------    -------------
Net change in cash and cash equivalents                          5,567          (32,254)
Foreign currency translation adjustment                          6,139            5,846
Cash at beginning of period                                     45,339           76,784
                                                         -------------    -------------
Cash at end of period                                    $      57,045    $      50,376
                                                         =============    =============

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                          $      12,564    $      65,151

       Income taxes                                      $        --      $        --


         The accompanying notes are an integral part of these statements

                      SHANNON INTERNATIONAL RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Shannon International Resources, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Resources, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2005, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by Shannon International Resources, Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2005 are based upon the audited financial statements of that date. Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 - Organization
---------------------

The Company was incorporated pursuant to the provisions of the corporate charter of the State of Nevada on February 17, 1999. The Corporation established June 30th as its year-end.

The Corporation's primary business activity to date has been the acquisition, exploration, development and production of oil & gas properties in the province of Prince Edward Island, Canada. The Company has expanded its focus to include software investments.

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

A Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into Shannon common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $341,000 Cdn., was provided. Shannon also had an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005. Logical Sequence Incorporated is the developer of comprehensive and integrated software applications for the automotive industry.


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

Shannon also paid the approximately $245,000 in promissory notes due to Rally from the September 2004 acquisition of its 20% working interest in the Prince Edward Island oil and gas permits. Shannon obtained a demand note from the Bank of Montreal accruing interest at 4.5% per annum as the source of the funds. This purchase gave Shannon a 92% working interest in a block of permits to consolidate with its current working interests.

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


Plan of Operation

Logical Sequence Incorporated

LSI is completing initial development of its new product LynXphere. As the product will initiate its pilot testing during the current fiscal year, a marketing/distribution plan is being developed. Emphasis will be placed on securing major partners, distributors, and OEM's as the primary strategic avenue of pursuit in this plan. LSI intends to add three to six persons for training and implementation of the new product as well as sales and marketing personnel.

To further ensure a successful launch of LynXsphere, LSI has bolstered its development team with additional software developers. The new team members bring an abundance of experience in the ASP.NET development environment and is contributing greatly to the success of the LynXphere project. Other development resources are being added as required.

In addition, LSI has increased the size of its call center team with candidates who, among other things, possess strengths in system training and implementation.

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

Shannon through joint operating agreements on the prior working interests had engaged in planning and exploration activities. Shannon was not the operator of the prior joint operating agreements and, therefore, was not required to own any equipment. If Shannon retains any proportion of 100% of the 2004 working interest it presently holds, it anticipates entering into a new joint operating agreement wherein the new partner would be the operator and would provide the necessary equipment and personnel to carry out the exploration of the covered acreage.

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


Results Of Operations - Shannon International Inc.
Three Months Ended September 30, 2005

During the three months ended September 30, 2005, Shannon recorded a net loss of $119,044 as compared to a loss of $185,368 for the three months ended September 30, 2004. This is a decrease in the loss of approximately $66,000. There was an approximate $14,000 decrease in administrative costs. Salaries and wages paid through LSI were approximately $233,000. Professional fees decreased from approximately $33,000 in 2004 to approximately $13,000 in 2005 reflecting less need for professional services given completion of the LSI acquisition. The loss is less than $0.01 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program. The $349,000 in total expenses includes Shannon's executive compensation and fees paid to third parties assisting Shannon with business development projects. Shannon recorded a gain on sale of investments in the amount of $800.

As of September 30, 2005, Shannon had total liabilities of $6,381,973 consisting of $750,355 in accounts payable and accrued liabilities, $131,867 due to related parties and $913,795 in promissory notes. Liabilities increased approximately $264,000 from 2004 due to a $31,000 increase in promissory notes, a $48,000 increase in accounts payables and an approximately $200,000 increase in the obligation for mandatory redemption of preferred shares as described below. In addition, Shannon recorded a $327,175 liability to a shareholder arising from a dispute over the liquidation of collateral given to secure payment of the exercise of warrants in May 2004.

The accounts payable include $296,000 which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $131,867 due to related parties is due to LSI shareholders and a former officer and director. This amount decreased from $143,991 in 2004 due to currency conversion.

The $913,795 in promissory notes includes LSI's $550,000 principal balance owed to GE of Canada, and approximately $380,000 in demand notes incurred during the previous fiscal year. These demand notes are the primary reason for the increase in promissory note liabilities.

A $4,232,027 liability has been reserved as a result of outstanding redeemable preferred stock of LSI. This amount increased from $4,034,324 as of June 30, 2005 due to accrued interest. The preferred shares are 50,000 preferred shares issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock accrues a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares are redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption is mandatory. Shannon has also recorded a liability of $1,813,231 for the minority interest in LSI. This amount decreased from $1,848,183 in 2004 due to LSI's loss.

Shannon's current assets at September 30, 2005, consisted of $57,045 in cash which increased from $45,339 as of June 30, 2005 and investments in marketable securities of $66,513 which decreased from $96,758 as of June 30, 2005. The decreases in market value of the securities is due to Shannon liquidating marketable securities in order to pay critical expenses.

As of September 30, 2005, Shannon had an investment in unevaluated oil and gas properties of $1,847,471 which increased from $1,816,255 for the year ended June 30, 2005 due to currency conversion.

Total assets as of September 30, 2005 were $11,973,474.


Liquidity and Capital Resources - Logical Sequence Incorporated

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $230,062 for the three months ended September 30, 2005. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities. Shannon had $57,045 in cash and $66,513 in marketable securities as of September 30, 2005.

Shannon had an income tax credit receivable of $172,726 from Revenue Canada from its LSI subsidiary during the previous fiscal year. These funds were paid to LSI in August 2005 and LSI repaid $65,000.00 Cdn. of its debt to Shannon. Shannon used these funds to pay for the maintenance of the 2004 working interest permits and other accounts payable.

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

(8) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)


     (b) The following reports on Form 8-K were filed during the period covered by this report: None




SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

SHANNON INTERNATIONAL INC.
DATE: November 11, 2005


By: /s/ BLAIR COADY
----------------------
Blair Coady, President, Director
and Principal Financial Officer