Form 10QSB
period 2005-12-31
SHANNON INTERNATIONAL INC
filed 2006-02-21
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended December 31, 2005

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

          100 Brownlow Ave., Suite 238A, Dartmouth, Nova Scotia B3B 2B4
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (902) 481 7225
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

              2000, 715 5th Avenue, S.W., Calgary, Alberta T2P 2X6
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 21, 2006, the Registrant had 29,707,200 shares of common stock, $0.001 par value, outstanding.

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


       Consolidated Balance Sheets                               F-2

       Consolidated Statements of Operations                     F-3

       Consolidated Statements of Cash Flows                     F-5

       Notes to Consolidated Financial Statements                F-6


                           SHANNON INTERNATIONAL INC.
                           Consolidated Balance Sheets
                                   (Unaudited)



                                     ASSETS
                                     ------
                                                                                         June 30,
                                                                        December 31,      2005
                                                                           2005         (Note 1)
                                                                        -----------    -----------
Current Assets:
   Cash                                                                 $    57,326    $    45,339
   Accounts receivable                                                       51,534         32,442
   Income tax credit receivable                                                  --        172,726
   Prepaid expense                                                            1,579          2,686
   Investments in marketable securities                                      44,633         96,758
                                                                        -----------    -----------
         Total current assets                                               155,072        349,951

Furniture and fixtures less accumulated  depreciation of $81,264
     and $63,468 on December 31, and June 30, 2005                           33,402         37,386
Unevaluated oil and gas properties (Full cost method)                     1,847,471      1,816,255
Long term guaranteed investment certificate                                  21,441             --
Intangible assets                                                         9,937,523      9,430,416
                                                                        -----------    -----------
         Total assets                                                   $11,994,909    $11,634,008
                                                                        ===========    ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                $   758,728    $   656,253
   Accounts payable - related party                                          90,411         48,895
   Due to related parties                                                   134,639        143,991
   Reserve for replacement loss                                             327,175        327,175
   Promissory notes                                                         922,862        882,742
                                                                        -----------    -----------
         Total current liabilities                                        2,233,815      2,059,056

Asset retirement obligations                                                 27,274         26,235
Obligation for mandatory redemption of preferred shares                   4,379,759      4,034,324
                                                                        -----------    -----------
         Total liabilities                                                6,640,848      6,119,615

Minority Interest in Subsidiary                                           1,801,215      1,848,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value
     authorized; 30,007,200 and 29,907,200 shares issued
     and outstanding at December 31, 2005 and June 30, 2005                 30,007          29,907
   Additional paid-in capital                                            5,372,831       5,362,931
   Common stock warrants                                                   371,319         371,319
   Accumulated deficit                                                  (2,734,556)     (2,527,909)
   Accumulated other comprehensive income                                  513,245         429,962
                                                                      ------------    ------------
         Total stockholders' equity                                      3,552,846       3,666,210
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $ 11,994,909    $ 11,634,008
                                                                      ============    ============



         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                    For the six    For the six
                                                      months         months
                                                      ended          ended
                                                   December 31,   December 31,
                                                      2005           2004
                                                  ------------    ------------
Sales                                             $    452,101    $    463,904

Expenses
     Administrative costs                               75,844         128,263
     Consulting                                         61,985         195,363
     Professional fees                                  57,998         119,826
     Salaries and wages                                472,847         407,002
     Accretion expense                                   1,040             105
     Currency exchange                                     381              --
                                                  ------------    ------------
         Total expenses                                670,095         850,559

(Loss) from operations                                (217,994)       (386,655)

Other Income and Expenses:
     Interest income                                        --           6,471
     Interest expense                                  (36,410)       (141,664)
     Miscellaneous income                                   --              --
     Gain on sale of stock                                 791              --
                                                  ------------    ------------
                                                      (253,613)       (521,848)

Minority interest income in
subsidiary's earnings                                  (46,967)        (92,583)
                                                  ------------    ------------

Net (loss)                                        $   (206,646)   $   (429,265)
                                                  ============    ============


Net (loss) per share                              $       (.01)   $       (.02)

Weighted number of shares
outstanding                                         29,823,867      21,320,583

Other comprehensive income:
     Net income (loss)                                (206,646)       (429,265)
     Foreign currency translation adjustment           569,986         556,794
     Unrealized (loss) on marketable securities         56,740          42,078
                                                  ------------    ------------
Total other comprehensive income (loss)           $    420,080    $    169,607
                                                  ============    ============


         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                  For the three   For the three
                                                       months        months
                                                       ended         ended
                                                   December 31,    December 31,
                                                       2005           2004
                                                   ------------    ------------
Sales                                              $    222,039    $    249,645

Expenses
     Administrative costs                                31,512          69,300
     Consulting                                           4,341          90,786
     Professional fees                                   44,724          86,725
     Salaries and wages                                 239,892         199,763
     Accretion expense                                      520              52
                                                   ------------    ------------
         Total expenses                                 320,989         446,626
                                                   ------------    ------------

(Loss) from operations                                  (98,950)       (201,288)

Other Income and Expenses:
     Gain on sale of investments                             --              --
     Interest income                                         --           3,178
     Interest expense                                   (19,369)        (76,513)
                                                   ------------    ------------

Net (loss) before income tax                           (118,319)       (274,623)

Less minority interest in  subsidiary's loss             12,016          42,088
Provision for income tax                                     --              --
                                                   ------------    ------------

Net (loss)                                         $   (106,303)   $   (232,535)
                                                   ============    ============

Net (loss) per share                               $         --    $         --

Weighted number of shares
outstanding                                          29,907,200      23,197,833

*  Less than $.01                                             *               *

Other comprehensive income:
     Net (loss)                                    $   (106,303)   $   (232,535)
     Foreign currency translation
       adjustment                                       251,790         255,802
     Unrealized gain on marketable
       securities                                        62,533          15,785
                                                   ------------    ------------
Total other comprehensive income                   $    208,020    $     39,052
                                                   ============    ============


         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months   Six Months
                                                           ended        ended
                                                         December     December
                                                         31, 2005     31, 2004
                                                         ---------    ---------
Operating Activities:
     Net (loss)                                          $(206,646)   $(429,265)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                                 14,224       12,908
       Gain on sale of marketable securities                  (791)          --
       Minority interest in earnings from
  subsidiary                                               121,446      (53,585)
       Interest added to notes payable                      20,235      136,249
       Currency exchange                                       381           --
       Stock issued for services                                --       39,000
     Changes in operating assets and liabilities:
       Accounts receivable                                 (17,251)      22,695
       Tax credit receivable                               183,469           --
       Accounts payable and advances                       (82,746)     128,514
       Prepaid expense                                       1,203        1,484
                                                         ---------    ---------
       Total adjustments                                   240,170      287,265
                                                         ---------    ---------
       Net cash (used by)
         operating activities                               33,524     (142,000)

Investing activities
     Investment in oil and gas properties                  (31,217)          --
     TD guaranteed investment certificate                  (21,441)          --
     Acquisition of furniture and fixtures                    (677)      (8,510)
     Sale of marketable securities                          25,242           --
     Purchases of marketable securities                         --      (85,227)
                                                         ---------    ---------
       Net cash (used by) investing activities             (28,093)     (93,737)

Financing activities
     Collection of subscription receivable                      --      160,000
       Issuance of common stock and warrants                10,000       40,000
                                                         ---------    ---------
       Net cash provided by financing
         activities                                         10,000      200,000
                                                         ---------    ---------
Net change in cash and cash equivalents                     15,431      (35,737)
Foreign currency translation adjustment                     (3,444)       6,772
Cash at beginning of period                                 45,339       76,784
                                                         ---------    ---------
Cash at end of period                                    $  57,326    $  47,819
                                                         =========    =========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                          $  15,124    $ 141,664

       Income taxes                                      $      --    $      --

Supplemental schedule of noncash investing and
  financing activities:
   Issuance of stock for subscription receivable                --    $ 160,000
   Unrealized gain                                         (27,673)      42,078



         The accompanying notes are an integral part of these statements

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Shannon International Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on 10-QSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Shannon International Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2005, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by Shannon International Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)



Note 4 - Common Stock
---------------------

On October 21, 2005, 100,000 shares of common stock were issued by exercise of options.


Note 5 - Subsequent Events
--------------------------

On January 19, 2006, Form 3, Statement of Changes in Beneficial Ownership was filed with the Securities and Exchange Commission reporting the issuance of options to purchase 200,000 shares Shannon International Inc. common stock. The options were issued to two new members of the board of directors.

On February 1, 2006, the Board of Directors accepted the resignation of Registrant's Chief Executive Officer, Chief Financial Officer and Director of the Company. The Board of Directors appointed a new Chief Executive Officer and Chief Financial Officer. No terms of employment nor employment agreement for these positions has been entered into as of this date. Form 8-K was filed with the Securities and Exchange Commission registering these changes to management of the company.

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


     Logical Sequence Incorporated

In October 2003, Shannon acquired fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. Logical Sequence Incorporated is the developer of comprehensive and integrated software applications for the automotive industry. The acquisition closed and became effective on June 30, 2004. Shannon has one board member in common with the LSI board of directors, J. William Clements.

A Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into Shannon common stock at the election of the holder at any time over the next five years on a share for share basis.


     Natural Gas Exploration Program

Shannon holds a 100% working interest in Oil and Natural Gas Permits on approximately 376,000 acres of Prince Edward Island, Nova Scotia where the first two exploratory natural gas wells were drilled. Shannon also owns seismic, geomagnetic surveys and well bore information on Prince Edward Island. Rally Energy, Inc., owns a 2% gross overriding royalty (GORR) on the working interest.

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

     Helical Investment

Shannon also owns 1,035,000 shares of EnerVision Incorporated ("EnerVision"). Through its subsidiary Helical Systems Inc. ("Helical") of Dartmouth, Nova Scotia, Shannon is entitled to participate in the development and commercialization of the Helical Software Platform for Very Large Data Base
(VLDB) management. The Helical Software Platform capabilities allow for the acquisition, visualization, fusion, management and archiving of near limitless quantities of data in real time at the desktop level. The software platform is based on Helical's proprietary implementation of HHCode technology, known as Self Defining Structure (SDS). Shannon will receive a 15% interest in the venture, as a condition acquisition of the shares and can earn additional interest through providing additional financing up to a maximum of CDN $350,000, for a potential 50% interest in the venture. Helical will provide technology to the venture and hold the balance of the interest in the venture. Any subsequent venture funding required beyond the CDN $350,000 above, will be the pro-rata responsibility of venture partners. As of February 2006, Shannon has not received any information from EnerVision or Helical regarding the status of the venture.


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

To further ensure a successful launch of LynXphere, LSI has bolstered its development team with additional software developers. The new team members bring an abundance of experience in the ASP.NET development environment and is contributing greatly to the success of the LynXphere project. Other development resources are being added as required.

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

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is Shannon's intention to seek a negotiated settlement with EDS although as of February 21, 2006, no such negotiations have occurred.

LSI also anticipates negotiating a payment schedule of its approximately $494,739, debt with GE of Canada which is currently due and payable.

Shannon's and LSI's plan of operations is to raise additional capital as required through private placements or public offerings of its equity securities and use the capital to pay for LSI's sales and marketing expenses and make payments on its outstanding debt. Shannon has not established any limitations on the amount or price for Shannon's securities. Shannon does not, however, intend to sell such securities as would result in a change in voting control of Shannon.


Natural Gas Exploration Program

Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to seek out joint venture partners for a further exploration program or consider the sale of these assets if an acceptable offer is received.

As of February 21, 2006, Shannon has no agreements with respect to either a joint venture partner or a sale of the assets. If sold in part, Shannon anticipates it would sell a percentage of the 100% of the working interest it presently holds and enter into a joint operating agreement with such other working interest partners to proportionally fund the exploration program. Shannon does not expect that it would become the operator responsible for the conduct of an exploration program.

Shannon through joint operating agreements on the prior working interests covering the approximately the same acreage as covered by its present working interest, had engaged in planning and exploration activities. Shannon was not the operator of the prior joint operating agreements and, therefore, was not required to own any equipment. If Shannon retains any proportion of 100% of the working interest it presently holds, it anticipates entering into a new joint operating agreement wherein the new partner would be the operator and would provide the necessary equipment and personnel to carry out the exploration of the covered acreage.

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

Results Of Operations - Shannon International Inc.
Six Months Ended December 31, 2005

During the six months ended December 31, 2005, Shannon recorded a net loss of $206,646 as compared to a loss of $429,265 for the six months ended December 31, 2004. This is a decrease in the loss of approximately $220,000. There was an approximate $50,000 decrease in administrative costs. Salaries and wages paid through LSI were approximately $473,000. Professional fees decreased from approximately $120,000 in 2004 to approximately $58,000 in 2005 reflecting less need for professional services given completion of the LSI acquisition. The loss is $0.01 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program. The $670,095 in total expenses includes Shannon's executive compensation and fees paid to third parties assisting Shannon with business development projects. Shannon recorded a gain on sale of investments in the amount of $791.

As of December 31, 2005, Shannon had total liabilities of $6,640,848 consisting of $758,728 in accounts payable and accrued liabilities, $90,411 due to related parties and $922,862 in promissory notes. Liabilities increased approximately $520,000 from 2004 due to a $40,000 increase in promissory notes, a $103,000 increase in accounts payables and an approximately $46,000 increase in the obligation for mandatory redemption of preferred shares as described below. In addition, Shannon recorded a $327,175 liability to a shareholder arising from a dispute over the liquidation of collateral given to secure payment of the exercise of warrants in May 2004.

The accounts payable include $296,000 which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $134,639 due to related parties is due to LSI shareholders and a former officer and director. This amount decreased from $143,991 at fiscal year ended June 30, 2005 due to currency conversion.

The $922,862 in promissory notes includes LSI's $550,000 principal balance owed to GE of Canada, and approximately $380,000 in demand notes incurred during the fiscal year ended June 30, 2004.

Since the acquisition of 51% of LSI by Shannon in June 2004, Shannon reserved a liability as a result of redeemable preferred stock of LSI, reported by LSI as outstanding. This amount reserved for the quarter ended December 31, 2005 is $4,379,759. The preferred shares are 50,000 preferred shares purportedly issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock had been reported to accrue a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 cdn., after tax profit. The preferred shares were to be redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption was to be mandatory.

In February 2006, the LSI board of directors resolved to cancel the previously reported outstanding preferred stock on the basis that the preferred stock had not been validly created and issued and was therefore null and void. The LSI board obtained a legal opinion regarding the invalidity of the preferred stock. LSI is evaluating the legal action necessary to remove the preferred stock liability from its balance sheet as of March 31, 2006. Shannon is evaluating the appropriate accounting treatment with respect to the LSI board action.

Shannon has also recorded a liability of $1,801,215 for the minority interest in LSI. This amount decreased from $1,848,183 as of fiscal year ended June 30, 2005 due to LSI's loss.

Shannon's current assets at December 31, 2005, consisted of $57,326 in cash held by LSI which increased from $45,339 as of June 30, 2005 and investments in marketable securities of $44,633 which decreased from $96,758 as of June 30, 2005. The decreases in market value of the securities is due to Shannon liquidating marketable securities since June 30, 2005 in order to pay critical expenses. As of December 31, 2005, Shannon had an investment in unevaluated oil and gas properties of $1,847,471 which increased from $1,816,255 for the year ended June 30, 2005 due to currency conversion.

Total assets as of December 31, 2005 were $11,994,909.


Liquidity and Capital Resources - Logical Sequence Incorporated

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $452,101 for the six months ended December 31, 2005. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities.

Shannon had an income tax credit receivable of $51,534 as of June 30, 2005 from Revenue Canada from its LSI subsidiary during the previous fiscal year. These funds were paid to LSI in August 2005 and LSI repaid $65,000.00 Cdn. of its debt to Shannon. Shannon used these funds to pay for the maintenance of the working interest permits and other accounts payable. The Long Term Guaranteed Investment Certificate is a LSI's deposit certificate of funds remaining from the funds received from Revenue Canada.

Shannon's cash requirements are approximately $2,500,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $2,200,000 of current liabilities which include the LSI debt to GE of Canada, accounts payables, the reserved liability due to a shareholder and potential liability to EDS.

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

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.   Departure of Directors or Principal Officers;
                               Election of Directors; Appointment of Principal
                               Officers.

On February 1, 2006, Blair Coady resigned as the Registrant's Chief Executive Officer, Chief Financial Officer and as a Director of the Registrant. The Board of Directors also appointed J. William Clements as the new Chief Executive Officer and Chief Financial Officer. No terms of employment nor employment agreement for these positions has been entered into as of this date.

The written communication received from Mr. Coady is an exhibit to this Current Report on Form 8-K. The Registrant has clarified with Mr. Coady that any finder's fee will only be paid on transactions with third parties introduced to the Registrant by Mr. Coady and that the covenant not to sue shall only cover Mr. Coady's actions arising from his tenure with the Registrant.


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


(1) Incorporated by reference to the exhibits to Shannon's registration statement in Form 10-SB(file number 000-30254)

(2) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005 filed on or about May 14, 2005.

(3) Incorporated by reference to the exhibits to Shannon's annual report on Form 10KSB for the fiscal year ended June 30, 2002 filed on or about September 30, 2002

(4) Incorporated by reference to the exhibits to Shannon's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2002 filed on or about February 14, 2003.

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

(8) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)


     (b) The following reports on Form 8-K were filed during the period covered by this report: None. However, a report on Form 8-K was filed on February 6, 2006 reporting the resignation of Blair Coady as an officer and director.




                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.


SHANNON INTERNATIONAL INC.
DATE: February 22, 2006


By: /s/ J. WILLIAM CLEMENTS
    ----------------------
J. William Clements, President, Director
and Principal Financial Officer