Form 10QSB
period 2006-03-31
SHANNON INTERNATIONAL INC
filed 2006-06-14
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended March 31, 2006

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
          For the transition period from _________ to ____________

          Commission file number:  000-30254

                           SHANNON INTERNATIONAL INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                       98-0204956
               ------                                       ----------
   (State or other Jurisdiction                           (IRS Employer
of Incorporation or Organization)                        Identification No.)

            100-238A Brownlow Avenue, Dartmouth, Nova Scotia B3B 2B4
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2006, the Registrant had 30,575,950 shares of common stock, $0.001 par value, outstanding.

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


Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3

Consolidated Statements of Cash Flows                               F-5

Notes to Consolidated Financial Statements                          F-6


                           SHANNON INTERNATIONAL INC.

                                   (Unaudited)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                          March 31,       June 30,
                                                                            2006            2005
                                                                                          (Note 1)
                                                                        ------------    ------------
Current Assets:
   Cash and cash equivalents                                            $    146,616    $     45,339
   Accounts receivable                                                        48,288          32,442
   Income tax credit receivable                                                   --         172,726
   Prepaid expense                                                             6,448           2,686
   Investments in marketable securities                                       44,633          96,758
                                                                        ------------    ------------
         Total current assets                                                245,985         349,951

Furniture and fixtures less  accumulated depreciation
     of $89,368 and $63,468 on March 31, 2006, and
     June 30, 2005                                                            46,413          37,386
Unevaluated oil and gas properties (Full cost method)                      1,847,471       1,816,255
Intangible assets                                                          9,923,905       9,430,416
                                                                        ------------    ------------
         Total assets                                                   $ 12,063,774    $ 11,634,008
                                                                        ============    ============

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                $    811,790    $    656,253
   Accounts payable - related party                                           90,411          48,895
   Due to related parties                                                    136,625         143,991
   Obligation for mandatory redemption of preferred shares                   670,599              --
   Reserve for replacement loss                                                   --         327,175
   Promissory notes                                                          941,559         882,742
                                                                        ------------    ------------
         Total current liabilities                                         2,650,984       2,059,056

Asset retirement obligations                                                  27,794          26,235
Obligation for mandatory redemption of preferred shares-Subsidiary         4,439,363       4,034,324
                                                                        ------------    ------------
         Total liabilities                                                 7,118,141       6,119,615

Minority Interest in Subsidiary                                            1,615,784       1,848,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - 200,000,000 shares of $.001 par value authorized;
     30,575,950 and 29,907,200 shares issued
     and outstanding at March 31, 2006 and June 30, 2005                      30,576          29,907
   Preferred  stock -- 100  shares of $6,668  initial stated
     value authorized, issued and outstanding at March 31, 2006                   --              --
   Additional paid-in capital                                              5,513,931       5,362,931
   Common stock warrants                                                     414,756         371,319
   Accumulated deficit                                                    (3,512,869)     (2,527,909)
   Accumulated other comprehensive income                                    883,455         429,962
                                                                        ------------    ------------
         Total stockholders' equity                                        3,329,849       3,666,210
                                                                        ------------    ------------
Total liabilities and stockholders' equity                              $ 12,063,774    $ 11,634,008
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.

                                   (Unaudited)
                      Consolidated Statements of Operations


                                                For the nine      For the nine
                                                   months            months
                                                    ended            ended
                                               March 31, 2006    March 31, 2005
                                               --------------   ---------------
Sales                                          $      720,404    $      705,524

Expenses
     Administrative costs                             130,302           217,772
     Consulting                                        26,444           366,509
     Professional fees                                130,079           140,580
     Salaries and wages                               703,661           609,478
     Settlement of collateral replacement             432,137                --
     Accretion expense                                  1,559               233
     Currency exchange                                 13,316                --
                                               --------------   ---------------
         Total expenses                             1,437,498         1,334,572

(Loss) from operations                               (717,094)         (629,048)

Other Income and Expenses:
     Interest income                                       --             9,992
     Interest expense                                (588,650)         (185,682)
     Miscellaneous income                                  --                --
     Gain on sale of stock                                791            38,115
                                               --------------   ---------------
                                                   (1,304,953)         (766,623)

Minority interest in subsidiary's income              232,399                --

Provision for tax credit                               87,594                --

                                               ==============   ===============
Net (loss)                                     $     (984,960)  $     (647,057)
                                               ==============   ===============


Net (loss) per share                           $         (.04)   $         (.03)

Weighted number of shares
outstanding                                        30,024,075        24,092,557

Other comprehensive income:
     Net income (loss)                               (984,960)         (647,057)
     Foreign currency translation adjustment          510,233           614,882
     Unrealized (loss) on marketable
     securities                                       (56,740)           21,712
                                               --------------   ---------------
Total other comprehensive income (loss)        $     (531,467)   $      (10,463)
                                               ==============   ===============

   The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.

                                   (Unaudited)
                      Consolidated Statements of Operations


                                             For the three      For the three
                                                 months             months
                                                 ended              ended
                                             March 31, 2006     March 31, 2005
                                             --------------     --------------

Sales                                        $      268,303     $      218,565

Expenses
     Administrative costs                            70,635            100,044
     Consulting                                      (9,096)           104,578
     Professional fees                              118,575             33,101
     Salaries and wages                             288,233            207,238
     Settlement of collateral replacement           432,137
     Accretion expense                                  519                128
     Currency exchange                               12,935                 --
                                             --------------     --------------
         Total expenses                             913,938            445,089
                                             --------------     --------------

(Loss) from operations                             (645,635)          (226,524)

Other Income and Expenses:
     Gain on sale of investments                         --                 --
     Interest income                                     --              3,294
     Interest expense                              (189,662)           (65,150)
     Gain on sale of stock                               --             38,115
                                             --------------     --------------

Net (loss) before income tax                       (835,297)          (250,265)

Minority interest in subsidiary's income            185,442            (50,495)
Provision for income tax                             87,594                 --
                                             --------------     --------------

Net (loss)                                   $     (562,261)    $     (199,770)
                                             ==============     ==============

Net (loss) per share                         $         (.02)    $         (.01)

Weighted number of shares
outstanding                                      30,149,388         27,869,800

Other comprehensive income:
     Net (loss)                              $     (562,261)    $     (199,770)
     Foreign currency translation
       adjustment                                   370,210             58,088
     Unrealized gain on marketable
       securities                                        --            (20,366)
                                             --------------     --------------
Total other comprehensive income             $     (493,692)    $     (162,048)
                                             ==============     ==============

    The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.

                                   (Unaudited)
                      Consolidated Statements of Cash Flows

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         2006           2005
                                                     -----------    -----------
Operating Activities:
     Net (loss)                                      $  (984,960)   $  (647,057)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Depreciation expense                               21,704         12,942
       Gain on sale of marketable securities                (791)       (38,115)
       Settlement of collateral replacement              432,137             --
       Minority interest in earnings from
         subsidiary                                      383,630        327,567
       Interest added to notes payable                    24,842       (183,417)
       Interest expense beneficial treatment of
         preferred stock                                  96,169             --
       Currency exchange                                  13,092             --
       Stock issued for services                              --        115,270
     Changes in operating assets and liabilities:
       Accounts receivable                               (14,075)        46,903
       Tax credit receivable                             183,469             --
       Accounts payable and advances                     (50,656)      (127,033)
       Prepaid expense                                    (3,669)          (417)
                                                     -----------    -----------
       Total adjustments                               1,085,852        153,700
                                                     -----------    -----------
       Net cash (used by)
         operating activities                            100,892       (493,357)

Investing activities
     Investment in oil and gas properties                (31,217)            --
     Acquisition of furniture and fixtures               (16,351)        (2,291)
     Sale of marketable securities                        25,242             --
     Purchases of marketable securities                       --        (85,227)
                                                     -----------    -----------
       Net cash (used by) investing activities           (22,326)       (93,737)

Financing activities
     Proceeds from notes payable                         216,178        670,459
     Repayment of notes payable                         (203,467)      (334,349)
     Collection of subscription receivable                    --        160,000
       Issuance of common stock and warrants              10,000         40,000
                                                     -----------    -----------
       Net cash provided by financing
         activities                                       22,711        536,110
                                                     -----------    -----------
Net change in cash and cash equivalents                  101,277        (44,765)
Foreign currency translation adjustment                       --         12,156
Cash at beginning of period                               45,339         76,784
                                                     -----------    -----------
Cash at end of period                                $   146,616    $    44,175
                                                     ===========    ===========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                      $    17,436    $   148,975

       Income taxes                                  $        --    $        --

Supplemental schedule of noncash investing
and financing activities:
   Marketable securities exchanged for debt               91,932
   Unrealized gain                                       (27,673)            --
   Purchase Oil & Gas permits in exchange for
   stock                                               1,000,000             --
   Exchange of preferred stock for a liability
   (Note 7)                                              670,599             --

    The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 2006
                                   (Unaudited)



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

Statement of Cash Flows
-----------------------

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with the maturity at the time of purchase of three months or less to be cash equivalents.

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

The Company incorporated a wholly-owned subsidiary, Shannon Investments, Ltd. (a Canadian Corporation) ("Investments") as of August 15, 2003.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 2006
                                   (Unaudited)


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

Note 4 - Fixed Assets
---------------------

During the quarter ending September 2005, the Company paid the fees and rental for the permits held to Prince Edward Island Energy Corporation. The fees and rental in the amount of $31,217 was capitalized since no active exploration at the time that the fees were paid.

Note 5 - Common Stock
---------------------

On October 21, 2005, 100,000 shares of common stock were issued by exercise of options.

Note 6 - Lease
--------------

The Company leased computer equipment during March 2006 under a three-year capital lease. The following is the future minimum lease payments required under the terms of the agreement of March 2006.

               Year Ending
                 June 30,                        Amount
                  2006                       $           767
                  2007                                 3,068
                  2008                                 3,068
                  2009                                 2,301

                          SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 2006
                                   (Unaudited)

Note 7 - Preferred Stock and Settlement Obligation
--------------------------------------------------

Effective March 22, 2006, as settlement of a previously disclosed $327,175 liability to a shareholder over the liquidation of collateral given to secure the payment of the exercise of warrants in May 2004, the Company designated and issued 100 shares of a Series A Preferred Stock to the shareholder on March 22, 2006 with a stated capital of $6,668. The stated capital is subject to adjustment based upon highest thirty-day average closing price per common share of Rally Energy Corp., an Alberta corporation traded on the TSX Exchange under the symbol RAL.V between May 1, 2004 and the date of Redemption. As a result of the adjustment feature, the value of liability for redemption must be based on the Black Scholes Option Pricing Model resulting in a liability as of March 31, 2006 of $670,599. The Preferred Stock carries a dividend of 12.5% per annum due and payable quarterly with a mandatory redemption on or before December 31, 2006 at the initial or adjusted stated value. The Preferred Stock and accrued dividend may also be converted into the Company's common stock at the lesser of $0.08 per share or ninety percent of the 20 trading day average closing price for the period ending the trading day prior to the date of conversion per common share for each dollar of the Initial or Adjusted Stated Value per Series A Preferred Stock share surrendered. The Preferred Stock is also entitled to elect a majority of the Company's directors and vote as a class on any matter submitted to the shareholders. The shareholder was also issued 568,750 additional common shares valued at $.08 per share, and a further warrant to acquire 968,750 common shares at a price of $0.08 per share as part of the settlement. A loss on the settlement of $432,137 is shown in the accompanying consolidated statement of operations at March 31, 2006.

The warrant described above expires on March 31, 2007. The value of the warrant, included in the loss on the settlement, is based on the Black Scholes Option Pricing Model. The variables used in the pricing model are stock price of $.08, interest rate of 4.63 percent, volatility rate of 145.20 percent resulting in a value in the amount of $43,437.

Note 8 - Subsequent Event
-------------------------

On April 7, 2006 the Company entered into a settlement and cooperation agreement with Shear Wind, Inc. arising from Shear Wind, Inc. having pledged a certificate of deposit as guarantee for the demand loan of the Company from a Canadian chartered bank in the amount of $250,000 CDN. During the third quarter, the Canadian chartered bank took the pledged security of Shear Wind, Inc. in full satisfaction of the loan.

Under the settlement agreement the Company is indebted to Shear Wind, Inc. in the net amount of $250,000 CDN without any interest accruing. The Company also gave Shear Wind, Inc., a General Security Agreement as valid effective only on and after April 7, 2006 for the net amount of $250,000 CDN. Shear Wind, Inc. agreed to assist the Company with the sale of its natural gas and petroleum assets. From the proceeds of sale of the natural assets, Shear Wind, Inc. shall be paid the first $250,000 CDN received. In addition, a bonus may be paid to Shear Wind, Inc. depending on the sale price achieved. Should the assets not be sold on or before July 7, 2006, the Company will be obliged to thereafter pay $250,000 CDN to Shear Wind, Inc. without interest. At March 31, 2006, the amount is included Promissory notes in the accompanying balance sheet for $216,178 USD.

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

A Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchangeable stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into Shannon common stock at the election of the holder at any time over the next five years on a share for share basis.


     Natural Gas Exploration Program

Shannon holds a 100% working interest in Oil and Natural Gas Permits on approximately 376,000 acres of Prince Edward Island where the first two exploratory natural gas wells were drilled. Shannon also owns seismic, geomagnetic surveys and well bore information on Prince Edward Island. Rally Energy, Inc., owns a 2% gross overriding royalty (GORR) on the working interest.

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


Plan of Operation
-----------------

Logical Sequence Incorporated
-----------------------------
LSI is completing initial development of its new product LynXphere. As the product will initiate its pilot testing during the current fiscal year, a marketing/distribution plan is being developed. Emphasis will be placed on securing major partners, distributors, and OEM's as the primary strategic avenue of pursuit in this plan. LSI intends to add three to six persons for training and implementation of the new product as well as sales and marketing personnel.

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

Natural Gas Exploration Program
-------------------------------
Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to either sell its natural resources assets consisting of the Prince Edward Island permits and related seismic data or seek out joint venture partners for a further exploration program or consider the sale of these assets if an acceptable offer is received.

As of June 12, 2006, Shannon has no agreements with respect to either a joint venture partner or a sale of the assets either in whole or in part. If sold in part, Shannon anticipates it would sell a percentage of the 100% of the working interest it presently holds and enter into a joint operating agreement with such other working interest partners to proportionally fund the exploration program. Shannon does not expect that it would become the operator responsible for the conduct of an exploration program.

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

The focus of the exploration program was on conventional natural gas accumulations at depths of less than 2000 meters. An initial program of up to five wells was initiated. Exploratory drilling began in February 2003. The first exploratory well, Irishtown #2, of the multi-well exploration program reached total depth of 1620 meters. It was determined by Shannon and its Joint Venture Partners that although gas was evident in several zones, they were not deemed to be commercial and the well has been abandoned. The second exploratory well Seaview #1, situated on a separate structure, was drilled in June 2003 to a total depth of 1610 meters and has been cased as a potential gas well. Five potential zones were perforated but commercial quantities of natural gas were not encountered. Testing of an additional two zones was completed with similar results. However upon investigation it appears that mechanical failure or errors in the perforation process may have occurred and the well was suspended pending further investigation and study, with a view to successfully completing the well.

Until a new joint operating agreement is entered into, Management will not know what the general and administrative expenses, capital and operating expenditures related to the implementation of this program will be. However Shannon anticipates it will be responsible for a percentage of such expenditures equivalent to its retained ownership percentage.


Results Of Operations - Shannon International Inc.
Nine Months Ended March 31, 2006

During the nine months ended March 31, 2006, Shannon recorded a net loss of $984,960 as compared to a loss of $$647,057 for the nine months ended March 31, 2005. This is an increase in the loss of approximately $338,000. There was an approximate $88,000 decrease in administrative costs. Salaries and wages paid through LSI were approximately $704,000, an increase of approximately $105,000 reflecting additional LSI personnel. Consulting fees decreased from approximately $366,500 in 2005 to approximately $26,444 in 2006 reflecting less reliance on outside business consultants. Shannon also recorded a loss of $432,137 with respect to the settlement of a collateral replacement liability. Please see Settlement with Quadrangle Holdings, Ltd., below.

The loss is $0.04 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program.

As of March 31, 2006, Shannon had total liabilities of $7,118,141 compared to $6,119,615 at June 30, 2005. Liabilities consist of $811,790 in accounts payable and accrued liabilities, $90,411 due to related parties and $941,559 in promissory notes which includes $216,178 ($250,000 Cdn.), to Shear Wind Inc. Please see Settlement with Shear Wind, Inc., below.

Liabilities increased approximately $1,000,000 from June 30, 2005 due primarily to a $670,599 liability for the mandatory redemption of preferred shares issued to Quadrangle during the quarter with respect to the settlement of a collateral replacement liability. There was also an approximate $60,000 increase in promissory notes, a $156,000 increase in accounts payables and an approximately $400,000 increase in the obligation for mandatory redemption of LSI preferred shares as described below due to accrued dividend.

The accounts payable include $296,000 which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The $136,625 due to related parties is due to LSI shareholders and a former officer and director. This amount decreased from $143,991 at fiscal year ended June 30, 2005 due to currency conversion.

The $941,559 in promissory notes includes LSI's $550,000 principal balance owed to GE of Canada, and approximately $380,000 in demand notes incurred during the fiscal year ended June 30, 2004.

Since the acquisition of 51% of LSI by Shannon in June 2004, Shannon reserved a liability as a result of redeemable preferred stock of LSI, reported by LSI as outstanding. This amount reserved for the quarter ended March 31, 2006 is $4,439,363. The preferred shares are 50,000 preferred shares purportedly issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock had been reported to accrue a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 Cdn., after tax profit. The preferred shares were to be redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption was to be mandatory.

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

Shannon has also recorded a liability of $2,054,563 for the minority interest in LSI. This amount increased from $1,848,183 as of fiscal year ended June 30, 2005 due to currency conversion.

Shannon's current assets at March 31, 2006, consisted of $146,616 in cash held by LSI which increased from $45,339 as of June 30, 2005 and investments in marketable securities of $44,633 which decreased from $96,758 as of June 30, 2005. The decreases in market value of the securities is due to Shannon liquidating marketable securities since June 30, 2005 in order to pay critical expenses. As of March 31, 2006, Shannon had an investment in unevaluated oil and gas properties of $1,847,471 which increased from $1,816,255 for the year ended June 30, 2005 due to currency conversion.

Total assets as of March 31, 2006 were $12,063,774.

Settlement with Quadrangle Holdings, Ltd.
-----------------------------------------
During the previous fiscal quarter, Shannon recorded a $327,175 liability to a shareholder arising from a dispute over the liquidation of collateral given to secure payment of the exercise of warrants in May 2004. On March 22, 2006 Shannon entered into a Settlement Agreement with Quadrangle Holdings Ltd. Under the terms of the Agreement, Shannon designated and issued 100 shares of a Series A Preferred Stock to Quadrangle, the rights and preferences of which are summarized below. Shannon recorded a loss of $432,137 with respect to the Quadrangle settlement and recorded a liability of $670,599 for the mandatory redemption of the preferred stock issued in the settlement.


The Settlement Agreement has the following principal terms:

     1. All obligations of Quadrangle with respect to the promissory note given to Shannon for the exercise of the May 2004 warrant are released without any further obligation of Quadrangle.

     2. The 400,000 common shares of Shannon issued to Quadrangle pursuant to the exercise of the May 2004 warrant were credited to the shares issued pursuant to the settlement and the May 2004 warrant shall have expired pursuant to its terms.

     3. Quadrangle received 568,750 additional common shares and a further warrant to acquire 968,750 common shares at a price of $0.08 US. The warrant expires on March 31, 2007 and is subject to terms and conditions set forth there.

     4. Upon the redemption of the Series A Preferred Stock issued to Quadrangle or the conversion in whole or in part into Shannon common stock, Quadrangle shall be deemed to have released Shannon and its current officers and directors from any and all liability with respect to Quadrangle's claim. Such release shall not apply to any claims against Blair Coady, Shannon's previous President and Chief Executive Officer or any other parties.

     5. The parties acknowledged that a General Security Agreement over Shannon's assets was filed by Mr. Coady without Shannon board approval with the Province of Alberta on or about November 23, 2005 for the benefit of EW Power, Inc., an Alberta corporation of which Mr. Coady is believed to be a control person. Shannon agreed to take any and all steps necessary to dispute the validity and obtain the release thereof in favor of the security interest to Quadrangle referenced in Certificate of Designation of Series A Preferred Stock.

The Designation of Rights of the Series A Preferred Stock issued to Quadrangle has the following principal rights and preferences:

     1. An Initial Stated Value of $7,750 Cdn., per share ($775,000 cdn., total). The Initial Stated Value per share is subject to adjustment at redemption equal to one percent (1%) of 373,000 times the highest thirty day average closing price per common share of Rally Energy Corp., an Alberta corporation traded on the TSX Exchange under the symbol RAL.V between May 1, 2004 and the date of Redemption.

     2. A quarterly dividend of 12.5% per annum of the Initial or Adjusted State Value. In the event, the Corporation fails to pay any quarterly dividend when due, the dividend amount accrued increases to and shall remain at 15.5% per annum.

     3. A liquidation preference over the common stock.

     4. A Mandatory Redemption on or before December 31, 2006 at the Initial or Adjusted Stated Value. Shannon may redeem before said date on ninety days notice. The redemption carries a security interest on all the assets of Shannon second only to and subject to the validity of the General Security Agreement on file in the Province of Alberta, Canada on or about November 24, 2005 which Shannon agreed to contest.

     5. The holder of the Series A Preferred Stock as a class is entitled to elect a majority of the number of directors authorized by the Corporation's by-laws as in effect from time to time and voting as a class on all other matters submitted to the vote of stockholders of Shannon.

     6. The Series A Preferred Stock carries a contingent right to convert into common stock of Shannon at the lesser of $0.08 per share or ninety percent of the 20 trading day average closing price for the period ending the trading day prior to the date of conversion per common share for each dollar of the Initial or Adjusted Stated Value per Series A Preferred Stock share surrendered. The right to convert is contingent upon a sixty-one day prior notice of activation of the conversion rights given prior to the date of Mandatory Redemption. The activation of the conversion rights to acquire over five percent of Shannon's common stock will trigger an obligation by the holder to file certain ownership reports with the U.S. Securities and Exchange Commission.


Settlement with Shear Wind, Inc.
--------------------------------
On April 7, 2006 Shannon entered into a settlement and cooperation agreement with Shear Wind, Inc. (formerly known as EW Power Inc.) arising out of the actions of Mr. Blair Coady and others associated with him in both companies. Mr. Coady, Shannon's former president, was also at the relevant times president of Shear Wind, Inc. until March, 2006. In connection with activities of Mr. Coady and others associated with him, Shear Wind, Inc. pledged a certificate of deposit as a guarantee for the demand loan taken by Shannon from a Canadian Chartered Bank in the approximate amount of $250,000CDN. $216,178 is included in Promissory Notes.

The principal terms of the settlement agreement are as follows:

1. Shannon acknowledged it is indebted to Shear Wind Inc. in the net amount of $250,000CDN without any interest accruing.

2. Shannon agreed to adopt the General Security Agreement as valid effective only on and after April 7, 2006 for the net amount of $250,000CDN and Shear Wind, Inc. agreed not to enforce the General Security Agreement unless Shannon breaches the settlement agreement.

3. Shear Wind, Inc. has withdrawn a previously issued notice to enforce the previous General Security Agreement.

4. The parties released each other from any other claims and settled on the net amount of $250,000 CDN.

5. Shear Wind, Inc. agreed to through certain contacts to cooperatively assist Shannon with the sale of its Prince Edward Island petroleum.

6. From the proceeds of sale of the petroleum and natural gas assets, Shear Wind Inc. shall be paid the first $250,000 CDN received. In addition, bonuses will be paid to Shear Wind, Inc. depending on the sale price achieved.

7. Should the assets not be sold on or before July 7, 2006, Shannon will be obligated to thereafter pay to Shear Wind, Inc. the sum of $250,000CDN without interest. Upon such payment, Shear Wind, Inc. shall release its General Security Agreement.

8. Should the assets be sold after three months, but before 5 years from the date of the settlement agreement, Shannon will be obligated to pay to Shear Wind, Inc. the bonuses referred to above less any amount previously paid.


Liquidity and Capital Resources
-------------------------------
Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $720,404 for the nine months ended March 31, 2006. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities.

Shannon had an income tax credit receivable of $172,726 as of June 30, 2005 from Revenue Canada from its LSI subsidiary during the previous fiscal year. These funds were paid to LSI in August 2005 and LSI repaid $65,000.00 Cdn. of its debt to Shannon. Shannon used these funds to pay for the maintenance of the working interest permits and other accounts payable. The Long Term Guaranteed Investment Certificate is a LSI's deposit certificate of funds remaining from the funds received from Revenue Canada.

Shannon's cash requirements are approximately $3,000,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $2,700,000 of current liabilities which include the LSI debt to GE of Canada, accounts payables, the mandatory redemption of the preferred stock issued to Quadrangel and potential liability to EDS.

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

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. However, as a result of the resignation of Blair Coady, the Company's former chief executive officer and chief financial officer in February 2006 and the appointment of J. William Clements as chief executive officer and chief financial officer of the Company, responsibility for disclosure controls and procedures was transferred to Mr. Clements since his appointment.

                                    PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2. Changes in Securities. On March 31, 2006, Shannon issued 568,750 shares of common stock to Quadrangle Holdings, Ltd., pursuant to the above described settlement.

On December 13, 2004, Shannon issued 4,220,250 shares of its common stock to its subsidiary Shannon Investments Ltd., to be held for the benefit of the shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd. In March 2006, Shannon issued 142,000 shares of common stock to shareholders of Logical Sequence Incorporated upon the exchange of outstanding exchange-able shares of Shannon Investments Ltd., issued in connection with Shannon's acquisition of 51% of the outstanding common stock of Logical Sequence Incorporated closed on June 30, 2004. In April 2006 another 772,017 shares of Shannon Investments Ltd., was converted. As a result the balance of shares held by Shannon Investments Ltd., for the LSI shareholders is 3,147,833 shares as of June 12, 2006.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors, existing shareholders or warrant holders who were provided all of the current public information available on Shannon.
..

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

10.8 Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9 Joint Operating Agreements dated October 22, 2001 and October 23, 2001. (3)
10.10 Participation Agreement (4)
10.11 Logical Sequence Inc. Distribution Agreement (5)
10.12 Share Purchase Agreement (5)
10.13 Share Purchase Support Agreement (5)
10.14 Voting Trust Agreement (5)
10.15 Addendum Agreement (6)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (7)
10.17 Asset Sale Agreement dated February 24, 2005 (8)
10.18 Registration Rights Agreement dated February 24, 2005 (8)
10.19 Conquistador Trust 8% working interest agreement dated May 10, 2005 (2)
10.20 Settlement Agreement with Quadrangle Holdings, Ltd. (9)
10.21 Agreement with Shear Wind Inc. dated April 7, 2006. CONFIDENTIAL
      TREATMENT HAS BEEN REQUESTED FOR SECTION 7 OF THIS AGREEMENT.(10) 14.1 Code of Ethics (7) 31.1 Sarbanes Oxley Section 302 Certification 31.2 Sarbanes Oxley Section 302 Certification 32.1 Sarbanes Oxley Section 906 Certification
32.2 Sarbanes Oxley Section 906 Certification


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

(8) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)

(9) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated March 31, 2006. (file number 000-30254)

(10) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated April 14, 2006. (file number 000-30254)

     (b) The following reports on Form 8-K were filed during the period covered by this report: A report on Form 8-K was filed on February 6, 2006 reporting the resignation of Blair Coady as an officer and director; A report on Form 8-K was filed on March 31, 2006 reporting the settlement and agreement with Quadrangle Holdings Ltd., and the resignation of Thomas Netzel from the board of directors; and a report on Form 8-K was filed on April 14, 2006 to report the agreement with Shear Wind, Inc.









                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.


SHANNON INTERNATIONAL INC.

DATE: June 12, 2006


By: /s/ J. WILLIAM CLEMENTS
    ----------------------
J. William Clements, President, Director
and Principal Financial Officer