Form 10KSB
period 2006-09-30
SHANNON INTERNATIONAL INC
filed 2006-11-16
CIK 1081047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended: June 30, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: 000 - 30254.

                           SHANNON INTERNATIONAL INC.
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

          Suite 100, 238A Brownlow Avenue, Dartmouth, Nova Scotia B3B 2B4
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:(902) 4871 7225
                                                          --------------

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

                                 [ ] Yes [X] No

     State issuer's revenues for its most recent fiscal year.$-0-

As of November 14, 2006, 30,575,950 shares of Common Stock of the Registrant were deemed outstanding. (See Item 11). The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant (30,464,070 shares) as of November 14, 2006: $1,218,563 (See Item 5)

          Documents incorporated by reference:   None.

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

Settlement with Quadrangle Holdings, Ltd.
-----------------------------------------

In February 2006, Blair Coady, the former President and Chairman of Shannon resigned. On March 22, 2006 Shannon entered into a Settlement Agreement with Quadrangle Holdings Ltd., a shareholder of Shannon with whom Shannon had a dispute over the liquidation of collateral given to secure payment of the exercise of warrants in May 2004. Under the terms of the Agreement, Shannon designated and issued 100 shares of a Series A Preferred Stock to Quadrangle, the rights and preferences of which are summarized below. The principal terms of the settlement as follows:

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

     3. Quadrangle received 568,750 additional common shares and a further warrant to acquire 968,750 common shares at a price of $0.08 US. The warrant expires on March 31, 2007.

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

     5. The parties acknowledged that a General Security Agreement over Shannon's assets was filed by Mr. Coady without Shannon board approval with the Province of Alberta on or about November 23, 2005 for the benefit of Shear Wind Inc., (formerly EW Power, Inc.), an Alberta corporation of which Mr. Coady is believed to be a control person. Shannon agreed to take any and all steps necessary to dispute the validity and obtain the release thereof in favor of the security interest to Quadrangle referenced in Certificate of Designation of Series A Preferred Stock.

The following is a summary of the principal rights and preferences of the preferred stock:

     1. An Initial Stated Value of $77,500 Cdn., per share ($775,000 cdn., total). The Initial Stated Value per share is subject to adjustment at Redemption equal to one percent (1%) of 373,000 times the highest thirty day average closing price per common share of Rally Energy Corp., an Alberta corporation traded on the TSX Exchange under the symbol RAL.V between May 1, 2004 and the date of Redemption.

     2. A quarterly dividend of 12.5% per annum of the Initial or Adjusted State Value. In the event, the Corporation fails to pay any quarterly dividend when due, the dividend amount accrued increases to and shall remain at 15.5% per annum.

     3.   A liquidation preference over the common stock.

     4. A Mandatory Redemption on or before December 31, 2006 at the Initial or Adjusted Stated Value. Shannon may redeem before said date on ninety days notice. The redemption carries a security interest on all the assets of Shannon second only to and subject to the validity of the General Security Agreement on file in the Province of Alberta, Canada on or about November 24, 2005 which Shannon agreed to contest. By agreement dated November 14, 2006, the mandatory redemption has been extended to July 1, 2007.

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


Shear Wind, Inc. Settlement Agreement
-------------------------------------

On April 7, 2006 Shannon entered into an agreement with Shear Wind Inc. Shear Wind Inc., is an Alberta corporation, formerly known as EW Power, Inc. Blair Coady, the registrant's former president was president of Shear Wind, Inc. EW Power Inc., had pledged a certificate of deposit as a guarantee of Shannon's demand loan from the Bank of Montreal in the approximate amount of $250,000 Cdn., which Shannon defaulted on March 15, 2006 causing the Bank of Montreal to seize the EW Power certificate of deposit. Without Board of Director knowledge or approval, Mr. Coady executed a General Security Agreement in November 2005 in favor of Shear Wind Inc., over all of the assets of the registrant. Shannon had advised Shear Wind Inc., it considered the General Security Agreement to be invalid.

The principal terms of the Shear Wind Agreement are as follows:

     1. Shannon acknowledged it is indebted to Shear Wind Inc., in the amount of $250,000 Cdn.

     2. Shear Wind Inc., withdrew its Notice of Intent to enforcement the General Security Agreement.

     3.   The parties released each other from any other claims.

     4. In consideration of the Agreement, Shannon agreed to adopt the General Security Agreement as valid and Shear Wind agreed not to appoint a receiver to enforce the GSA unless Shannon breaches the agreement.

     5. Shear Wind shall be paid the first $250,000 Cdn., from the proceeds of any sale of Shannon's Prince Edward Island petroleum and natural gas assets.

In November 2006, Maxim Resources Inc., and Quadrangle Holdings, Ltd., purchased $250,000 Cdn., principal amount, 10% annual interest secured convertible debentures of Shannon maturing at March 31, 2007. The proceeds of the debentures are held in trust and are to be paid directly to Shear Wind upon Shear Wind entering into an agreement with Shannon to terminate its security interest and their liability's payment in full. The debentures are secured with the assets of Shannon which had been secured by the Shear Wind liability. The debentures also give the holders the right to convert their principal and accrued interest into common stock at $0.025 per share. As additional consideration for purchasing the debentures, the holders received 3,400,000 common stock purchase warrants exercisable at $0.03 per share until December 31, 2007.


Maxim Resources Settlement Agreement
------------------------------------

On September 22, 2006 Shannon entered into agreement with Maxim Resources, Inc., of Vancouver, British Columbia to sell Maxim Resources Inc., a 50% working interest in all the rights, title and interest in the registrant's Prince Edward Island Oil and Gas Permits Numbered 02-01, 04-01 and 04-04 and certain seismic data. Maxim paid $320,000 to the registrant by payment of $50,000 and the conversion of an accrued loan due to Maxim Resources Inc., from the registrant with a current balance of $270,000. In the event the permits and seismic data is subsequently sold, Maxim Resources Inc., will be paid up to $320,000 for its interest after repayment of existing liens against the assets. $50,000 of repayment to Maxim Resources, Inc., has been guaranteed by Quadrangle Holdings, Ltd. Quadrangle Holdings, Ltd., holds Series A Preferred Stock of the Registrant and is an affiliate of the registrant.

Entry into this agreement allowed the registrant to renew its Prince Edward Island permits for another year. The registrant and Maxim has not made any decisions or entered into any other agreements to date as to the sale or development of the permits.


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


Larnaca -LSI Preferred Stock Agreement
--------------------------------------

On September 26, 2006, Shannon and its 50% owned subsidiary, Logical Sequence Incorporated entered into an agreement with Larnaca Limited, a Turks and Caicos corporation and Max Wandinger of Calgary, Alberta whereby Larnaca Limited and Mr. Wandinger waived any and all rights to 50,000 shares of Logical Sequence Incorporated preferred stock purported to have been issued in 2002 and compromise of outstanding legal and consulting fees owed by the registrant to Mr. Wandinger in consideration of payment to Mr. Wandinger of $28,000 and a release of any and all claims the registrant and Logical Sequence Incorporated had or may have had against Larnaca Limited and Mr. Wandinger.

Since the acquisition of 51% of LSI by Shannon in June 2004, Shannon reserved a liability as a result of redeemable preferred stock of LSI, reported by LSI as outstanding. This amount reserved for the quarter ended March 31, 2006 was $4,439,363. The preferred shares are 50,000 preferred shares purportedly issued by LSI in August 2002 in connection with LSI's acquisition of its predecessor software. The preferred stock had been reported to accrue a 4% dividend which only becomes payable if LSI has a minimum of $1,000,000 Cdn., after tax profit. The preferred shares were to be redeemable by LSI at their $100 per share par value at any time prior to September 1, 2012 when redemption was to be mandatory. In February 2006, the LSI board of directors resolved to cancel the previously reported outstanding preferred stock on the basis that the preferred stock had not been validly created and issued and was therefore null and void.

As a result of this agreement, Shannon has noted the elimination of the liability from its as a subsequent event in this annual report on Form 10ksb and will removed the same from its balance sheet as of September 30, 2006.

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

Ford of Canada utilizes software applications developed by LSI's predecessor under the T.I.M. label in over half its dealer network. LSI has initiated discussions to advance opportunities within the Ford network for LSI's new web-based suite of products.


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

(1) Source: Deloitte Consulting
(2) Source: Logical Sequence
(3) Source: Desrosiers Automotive Consultants


Status of New Products
----------------------
LSI's next generation software suite, LynXphere, is now under development and is slated for trial testing in 2006. The new suite will consist of dealership Accounting & Vehicle Inventory, Parts Inventory, Service Management, Leasing and Sales, and Customer Relationship Management or CRM tools that are full-featured and fully integrated. LSI is differentiated from its competition by its ability to seamlessly handle all transactions for the automotive dealer in a true web-based environment.

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

Research and Development
------------------------
Approximately $1,700,000 Cdn, has been spent on research and development by LSI during the past three fiscal years.


Governmental Regulation
-----------------------
LSI is not subject to any governmental regulation other than such as generally effect all businesses. No governmental approval is necessary for any of LSI's products and services.

Employees
---------
LSI has sixteen full time employees.


Natural Gas Exploration Program
-------------------------------
Shannon currently holds a 50% working interest in petroleum and natural gas exploration and development permits covering 376,000 acres of Prince Edward Island, Nova Scotia. On September 22, 2006 Shannon entered into agreement with Maxim Resources, Inc., of Vancouver, British Columbia to sell Maxim Resources Inc., a 50% working interest in all the rights, title and interest in Prince Edward Island Oil and Gas Permits Numbered 02-01, 04-01 and 04-04 and certain seismic data. Maxim paid $320,000 to the registrant by payment of $50,000 and the conversion of an accrued loan due to Maxim Resources Inc., from the registrant with a current balance of $270,000. In the event the permits and seismic data is subsequently sold, Maxim Resources Inc., will be paid up to $320,000 for its interest after repayment of existing liens against the assets. $50,000 of repayment to Maxim Resources, Inc., has been guaranteed by Quadrangle Holdings, Ltd. Quadrangle Holdings, Ltd., holds Series A Preferred Stock of the Registrant and is an affiliate of Shannon.

Entry into this agreement allowed Shannon to renew its Prince Edward Island permits for another year. The registrant and Maxim has not made any decisions or entered into any other agreements to date as to the sale or development of the permits.

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


Governmental Regulations And Environmental Laws
-----------------------------------------------
As of June 30, 2006 and the date of this report, Shannon does not offer or sell any products or services and is not subject to material government regulations. However any venture in which it participates, will be required to obtain permits for drilling oil or gas wells.

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


Research And Development
------------------------
As of June 30, 2006, Shannon had not spent any money on research and development in the Natural Gas Exploration Program.

Employees
---------
As of June 30, 2006, LSI has fifteen full time employees. Shannon has two full time employees, its President J. William Clements and Secretary Dennis Brovarone. Shannon employs additional professionals, consultants and advisors as required.


Item 2. Description of Property.

Shannon holds a 50% working interest in Oil and Natural Gas Permits no.s 04-01 and 04-04 in Prince Edward Island, Canada. The portion of the 2004 Working Interest gives Shannon the right to receive 50% of any income derived from the property covered in the permits. In exchange for the right to receive income, Shannon has an obligation to pay 50% respectively of the of exploration, development and production costs of the property.

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


Undeveloped Acreage
-------------------
As of June 30, 2006, Shannon, directly or indirectly, held undeveloped acreage in the 2004 working interest and the prior working interests as follows:

                             June 30, 2005    June 30, 2004
                             -------------    -------------
Undeveloped Acres:

        Gross                    376,000         642,136

        Net                      376,000          55,363


The 2004 working interest acreage was part of the prior working interests acreage and are covered by the same exploration program.

Drilling Activities
-------------------
As of June 30, 2006, all available data relevant to the permits has been assembled and analyzed. 1200 kilometers of 2D seismic data has been acquired, assessed and analyzed, along with well logs and core samples. Based on seismic data, core samples and well log analysis, several shallow depth, less than 2000 meters in depth and conventional natural gas targets have been identified. A 126 kilometer 2D seismic acquisition program was completed to supplement the 1200 kilometer existing seismic data in order to provide information relevant to finalizing the selection of locations for planned exploratory wells.

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

Shannon's Principal Offices
---------------------------
Shannon's offices are located at Suite 100, 238A Brownlow Ave., Dartmouth, Nova Scotia. The offices are rented from Logical Sequence Incorporated, on a month-to-month basis to Shannon. J. William Clements, Shannon's President, is a director of Logical Sequence Incorporated.


Logical Sequence Incorporated Offices
-------------------------------------
LSI's offices are located at suite 100, 238A Brownlow Ave., Dartmouth, Nova Scotia. The offices are approximately 2000 square feet and are leased from CREIT Property Management, an unaffiliated third party on a lease of 60 months for $1700 per month.


Item 3. Legal Proceedings.

There is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending or, to the knowledge of Shannon, threatened, against or affecting Shannon, or any of its properties, business affairs or business prospects except with respect to the agreement with Shear Wind, Inc.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

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

            Quarter Ended           High Bid       Low Bid
            -------------           --------       -------
            June 30, 2006            $0.09          $0.02
            March 31, 2006           $0.10          $0.06
            December 31, 2005        $0.14          $0.06
            September 30, 2005       $0.26          $0.08
            June 30, 2005            $0.26          $0.11
            March 31, 2005           $0.30          $0.22
            December 31, 2004        $0.45          $0.31
            September 30, 2004       $0.54          $0.32
            June 30, 2004            $0.94          $0.35
            March 31, 2004           $0.96          $0.40
            December 31, 2003        $0.71          $0.20
            September 30, 2003       $0.42          $0.20



As of November 14, 2006 there were 30,575,950 shares of common stock outstanding and there were 100 record holders of Shannon's common stock.

Shannon has not declared a dividend during the fiscal year ended June 30, 2006 and does not anticipate declaring a dividend in its current fiscal year.


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



             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights
Equity compensation plans
approved by security holders                    5,778,000                  $0.09                      962,000


Equity compensation plans                       2,550,000                  $0.14                       67,800
not approved  by security holders
                                               ----------                 ------                   ----------
Total                                           8,328,000                  $0.11                    1,029,800
                                               ==========                 ======                   ==========



Item 6. Management's Discussion And Analysis Or Plan Of Operation.


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

A Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of exchange-able stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into Shannon common stock at the election of the holder at any time over the next five years on a share for share basis. Shannon agreed to provide Logical Sequence Incorporated, up to $760,000 U.S. for software development over the period ending October 31, 2004 of which $341,000 Cdn., was provided. Shannon also had an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated, common stock for $2.00 US per share on or before October 20, 2005. Logical Sequence Incorporated has extended Shannon's commitment to provide approximatley $660,000 Cdn. on a monthly basis beginnig November 2006 through December 2007.

Logical Sequence Incorporated is the developer of comprehensive and integrated software applications for the automotive industry.


     Natural Gas Exploration Program

Shannon currently holds a 50% working interest in petroleum and natural gas exploration and development permits covering 376,000 acres of Prince Edward Island, Nova Scotia.

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

As a result of the termination of LSI's licensing agreement with Electronic Data Systems (EDS) of Plano, Texas in April 2004, LSI has engaged legal counsel to determine what its obligations to EDS are and what claims for damages it has against EDS. It is Shannon's intention to seek a negotiated settlement with EDS although as of November 2006, no such negotiations have occurred.

In October 2006, LSI entered into an agreement with GE of Canada which stated that the previously recorded $494,739, debt was null and void. LSI had previously recorded the amount as due and payable.

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


        Natural Gas Exploration Program

Shannon's Plan of Operation in natural gas exploration on Prince Edward Island is that it intends to seek out joint venture partners for a further exploration program or consider the sale of these assets if an acceptable offer is received. As of November 14, 2006, Shannon has no agreements with respect to either a joint venture partner or a sale of the assets. If sold in part, Shannon anticipates it would sell a percentage of the 50% of the 2004 working interest it presently holds and enter into a joint operating agreement with such other working interest partners to proportionally fund the exploration program. Shannon does not expect that it would become the operator responsible for the conduct of an exploration program.

Shannon through joint operating agreements on the prior working interests had engaged in planning and exploration activities. Shannon was not the operator of the prior joint operating agreements and, therefore, was not be required to own any equipment. If Shannon retains any proportion of 50% of the 2004 working interest it presently holds, it anticipates entering into a new joint operating agreement wherein the new partner would be the operator and would provide the necessary equipment and personnel to carry out the exploration of the covered acreage.

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


Results of Operations - Logical Sequence Incorporated
-----------------------------------------------------
Year Ended June 30, 2006
------------------------

For the fiscal year ended June 30, 2006, Logical Sequence Incorporated (LSI) had a net loss of $97,170 Cdn. LSI had revenues of $1,108,380 Cdn, with cost of goods sold of $14,780 Cdn, and a gross profit of $1,093,600 Cdn. Revenues are from existing customers using the legacy software. Expenses were $1,190,770 Cdn, of which $997,633 Cdn, was salaries and wages.

Results Of Operations - Shannon International Inc.
--------------------------------------------------
Year Ended June 30, 2006
------------------------

During the year ended June 30, 2006, Shannon recorded a net loss of $764,349 as compared to a loss of $10,059,557 for the year ended June 30, 2005. This is a decrease in the loss of approximately $9,300,000 which is primarily due the restatement of Shannon's 2005 financial statements to record a full impairment of $9,143,180 of intangible assets resulting from the full impairment of intangible assets acquired from LSI. Please see Notes 3 and 8 to the financial statements. Administrative costs remained essentially the same as in 2005. Salaries and wages paid through LSI increased approximately $3,000 and were approximately $839,000. Professional and consulting fees decreased from approximately 207,000 and $442,000 respectively in 2005 to approximately $130,000 and 84,000 in 2006 reflecting current management's policy of eliminating third party consultants and the termination of the former Chairman, CEO, CFO's employment agreement. The loss is $0.07 per common share. Shannon has not yet generated any revenues from its Natural Gas Exploration Program. Total expenses were $1,729,518 in 2006.

As of June 30, 2006, Shannon had total liabilities of approximatley $7,500,000 consisting of Current liabilities of $955,763 in accounts payable and accrued liabilities, $141,849 due to related parties and $1,001,275 in promissory notes. Liabilities increased approximately $1,400,000 from 2005 due to a $119,000 increase in promissory notes, a $250,000 increase in accounts payables and an approximate $663,000 increase in Obligation for mandatory redemption of LSI preferred stock.

Promissory Notes liabilities included $216,178 due to Shear Wind, Inc. On April 7, 2006 Shannon entered into a settlement and cooperation agreement with Shear Wind, Inc. (formerly known as EW Power Inc.) arising out of the actions of Mr. Blair Coady and others associated with him in both companies. Mr. Coady, Shannon's former president, was also at the relevant times president of Shear Wind, Inc. until March, 2006. In connection with activities of Mr. Coady and others associated with him, Shear Wind, Inc. pledged a certificate of deposit as a guarantee for the demand loan taken by Shannon from a Canadian Chartered Bank in the approximate amount of $250,000CDN.

In November 2006, Maxim Resources Inc., and Quadrangle Holdings, Ltd., purchased $250,000 Cdn., principal amount, 10% annual interest secured convertible debentures of Shannon maturing at March 31, 2007. The proceeds of the debentures are held in trust and to be paid directly to Shear Wind upon Shear Wind entering into an agreement with Shannon to terminate its security interest and their liability's payment in full. The debentures are secured with the assets of Shannon which had been secured by the Shear Wind liability. The debentures also give the holders the right to convert their principal and accrued interest into common stock at $0.025 per share. As additional consideration for purchasing the debentures, the holders received 3,400,000 common stock purchase warrants exercisable at $0.03 per share until December 31, 2007. Please see Notes 12 and 24 to the financial statements.

On September 26, 2006, Shannon and its 50% owned subsidiary, Logical Sequence Incorporated entered into an agreement with Larnaca Limited, a Turks and Caicos corporation and Max Wandinger of Calgary, Alberta whereby Larnaca Limited and Mr. Wandinger waived any and all rights to 50,000 shares of Logical Sequence Incorporated preferred stock purported to have been issued in 2002 and compromise of outstanding legal and consulting fees owed by the registrant to Mr. Wandinger in consideration of payment to Mr. Wandinger of $28,000 and a release of any and all claims the registrant and Logical Sequence Incorporated had or may have had against Larnaca Limited and Mr. Wandinger. Please see Note 24 to the financial statements.

Shannon also has a liability of $670,599 for its outstanding preferred stock issued to Quadrangle Holdings, Ltd. Please see Development of the Business Settlement with Quadrangle Holdings, Ltd. page 3 and Notes 13 and 15 to the financial statements.

The accounts payable include $633,146 Cdn, which is LSI's management's estimate of what is potentially owed to Electronic Data Systems as a result of the termination of LSI's contract with them. The approximately $139,271 Cdn due to related parties is due to LSI shareholders and a former officer and director. This amount decreased from approximately $142,000 Cdn in 2005 due to settlement of debt.

The approximately $1,000,000 in promissory notes includes LSI's $550,000 principal balance owed to GE of Canada which was eliminated in October 2006 by the agreement of GE of Canada, that the amount was not owed. This liability will be removed from the balance sheet during the quarter ended December 31, 2006. Please see Note 24 to the financial statements.

Shannon had previously recorded a liability for the minority interest in LSI. This amount was reduced to zero due to the impairment of intangible assets acquired from LSI. Please see Notes 3 and 8 to the financial statements.

Shannon's current assets at June 30, 2006, consisted of $101,970 in cash and $7,189 in marketable securities. The decrease in market value of the securities is due to Shannon having its liquidated marketable securities in order to pay expenses.

As of June 30, 2006, Shannon had an investment in unevaluated oil and gas properties of $585,520 which decreased from $1,816,255 for the year ended June 30, 2005. The decrease is due to the sale of a fifty percent working interest to Maxim Resources Inc., in the 2004 working interests and permits and a Management's determination that the value of the oil and gas properties has been impaired in the amount of $1,264,214 based upon an inability to sell the properties. Please see Notes 7 and 24 to the financial statements.

Total assets as of June 30, 2006 were $806,508 compared to $2,203,593 as of June 30, 2005. The decrease is due primarily to a decrease in the value of unevaluated oil and gas properties due the sale of 50% of the 2004 working interests and permits and Management's impairment of these assets and the 2005 impairment of intangible assets acquired from LSI.


Liquidity and Capital Resources - Logical Sequence Incorporated
---------------------------------------------------------------

Shannon's Logical Sequence Incorporated subsidiary is producing revenue which was $935,169 for the fiscal year ended June 30, 2006. This is Shannon's only internal source of liquidity which is insufficient to meet Shannon's expenses and liabilities. Shannon is not producing revenues from its natural gas exploration program. Shannon is dependent upon the sale of its equity securities to meet its operating expenses and liabilities. Shannon had $101,970 in cash as of June 30, 2006.

Shannon's cash requirements are approximately $2,000,000. This amount includes a minimum of $300,000 to fund LSI sales and marketing; approximately $1,700,000 of current liabilities which include the potential liability to EDS.

Shannon intends to raise the required capital through debt financing and or the sale of its securities. However, no assurances can be given that Shannon will be successful in its efforts.

Item 7.   Financial Statements





                           SHANNON INTERNATIONAL INC.


                              FINANCIAL STATEMENTS



                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                      WITH

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

                           SHANNON INTERNATIONAL INC.






                                 C O N T E N T S

                                                                         Page
                                                                       ---------

Reports of Independent Registered Public Accounting Firms              F-2 - F-3

Financial Statements

       Consolidated Balance Sheets                                        F-4

       Consolidated Statements of Operations                              F-5

       Consolidated Statement of Stockholders' Equity (Deficit)        F-6 - F-7

       Consolidated Statements of Cash Flows                           F-9 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-30

          Report of Independent Registered Public Accounting Firm


The Board of Directors
Shannon International Inc.


We have audited the accompanying consolidated balance sheet of Shannon International Inc. as of June 30, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shannon International Resources, Inc. and the results of its operations and its cash flows for the year ended June 30, 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has working capital and stockholders' deficits and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 16, 2006

           Report of Independent Registered Public Accounting Firm

The Board of Directors
Shannon International Inc.



We have audited the accompanying consolidated balance sheets of Shannon International Inc. as of June 30, 2005, and 2004 (not separately included herein) the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shannon International Inc. at June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Miller and McCollom
-----------------------

MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 20, 2005 (except for Note 8 which is November 16, 2006)



                           SHANNON INTERNATIONAL INC.
                          Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                   June 30, 2006   June 30, 2005
                                                                                    (Restated)
                                                                   ------------    ------------
Current Assets:
   Cash                                                            $    101,970    $     45,339
   Accounts receivable and advances                                      37,903          32,442
   Income tax credit receivable                                              --         172,726
   Prepaid expense                                                        1,086           2,686
   Investments in marketable securities                                   7,189          96,758
                                                                   ------------    ------------
         Total current assets                                           148,148         349,951
Furniture and fixtures less accumulated  depreciation of
     99,923 and $63,468 on June 30, 2006 and 2005                        72,840          37,386
Unevaluated oil and gas properties (Full cost method)                   585,520       1,816,255
                                                                   ------------    ------------
         Total assets                                              $    806,508    $  2,203,593
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable, other accrued expenses                        $    955,763    $    705,149
   Due to related parties                                               141,849         143,991
   Dividends payable on preferred stock                                  30,031              --
   Obligation for mandatory redemption of preferred shares              670,599              --
   Promissory notes                                                   1,001,275         882,742
   Reserve for collateral replacement                                        --         327,175
                                                                   ------------    ------------
         Total current liabilities                                    2,799,517       2,059,057

Asset retirement obligations                                             28,314          26,235
Obligation for mandatory redemption of preferred shares               4,697,037       4,034,324
                                                                   ------------    ------------

         Total liabilities                                            7,524,868       6,119,616

COMMITMENTS AND CONTINGENCIES
   (Notes 2,12,13,16,18,19,22, 24)

STOCKHOLDERS' EQUITY (DEFICIT)


   Common stock - 200,000,000 shares of $.001 par value
     authorized; 30,575,950, and 29,907,200 shares issued
     and outstanding at June 30, 2006 and 2005                           30,576          29,907
   Additional paid-in capital                                         5,513,931       5,362,931
   Common stock warrants                                                414,756         371,319
   Accumulated deficit                                              (12,664,000)     (9,822,906)
   Accumulated other comprehensive income                               (13,623)        142,726
                                                                   ------------    ------------
         Total stockholders' equity (deficit)                        (6,718,360)     (3,916,023)
                                                                   ------------    ------------
Total liabilities and stockholders' equity (deficit)               $    806,508    $  2,203,593
                                                                   ============    ============

  The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.

                      Consolidated Statements of Operations


                                                   For the year     For the year
                                                      ended            ended
                                                  June 30, 2006    June 30, 2005
                                                                     (Restated)
                                                  ------------     ------------

Sales                                              $    965,169    $    908,450

Expenses
     Administrative costs                               229,770         229,852
     Salaries and wages                                 839,053         836,051
     Consulting                                          84,217         442,483
     Lease impairment                                        --         107,679
     Impairment of intangible asset                          --       9,143,180
     Settlement - collateral replacement                432,137              --
     Professional fees                                  129,526         206,856
     Currency exchange                                   12,736           1,388
     Accretion expense                                    2,079             518
                                                   ------------    ------------
         Total expenses                               1,729,518      10,968,007
                                                   ------------    ------------

(Loss) from operations                                 (764,349)    (10,059,557)

Other Income and Expenses:
     Interest expense                                  (184,377)       (286,212)
     Interest income                                         --           1,293
     Write down oil & gas properties                 (1,264,214)             --
     (Loss) gain on sale of investments                 (58,113)         41,007
                                                   ------------    ------------
Net (loss) before minority interest                  (2,271,053)    (10,303,469)

Minority interest (income) loss in
     subsidiary's earnings                                   --      (4,660,574)
                                                   ------------    ------------

Net (loss) before extraordinary item                 (2,271,053)     (5,642,895)

Extraordinary Item:
Provision for collateral replacement
(Note 15)                                                    --        (301,348)
                                                   ------------    ------------
Net (loss)                                           (2,271,053)     (5,944,243)

Dividends attributable to preferred
stock                                                    30,031              --
                                                   ------------    ------------
Net loss allocable to common shares                $ (2,301,084)   $ (5,944,243)
                                                   ============    ============

Net (loss) before extraordinary item, minority
interest and dividend  attributable to preferred
stock                                                (2,271,053)    (10,303,469)

Net (loss) per share extraordinary before item     $      (0.08)   $      (0.41)

Net (loss) allocable to common stock excluding       (2,301,084)    (10,303,469)
minority interest

Net (loss) per share allocable to common stock     $      (0.08)   $      (0.41)

Weighted average number of shares
     outstanding                                     30,151,431      25,351,367

Other comprehensive income:
     Net (loss) before minority interest           $ (2,271,053)   $ (5,944,243)
     Currency translation adjustment                   (168,729)        171,793
     Unrealized gain (loss) on marketable
       securities                                        12,380          72,011
                                                   ------------    ------------
Total other comprehensive income                   $ (2,427,402)   $ (5,631,399)
                                                   ============    ============





    The accompanying notes are an integral part of these financial statements




                           SHANNON INTERNATIONAL INC.

                  Consolidated Statement of Stockholders' Equity


                                                      Convertible                                      Accumulated
                                                      Subsidiary    Additional  Common                    Other
                                                        Shares       Paid-in    Stock     Accumulated Comprehensive
                                  Shares    Par Value   Issued       Capital    Warrants    Deficit      Income         Total
                                ----------  --------- ------------  ----------  --------  -----------   ---------    -----------
Balance June 30, 2004           20,745,000  $  20,745  $ 2,111,400  $2,147,035  $268,000  $(1,246,688)  $ (13,296)   $ 3,287,196
Less subscription receivable                                                                                            (160,000)
                                                                                                                       3,127,196
Convertible subsidiary
shares exchanged                 5,100,000  $   5,100  $(2,111,400) $2,106,300                                       $        --
Common stock issued for
services                           312,200        712                  167,558                                           168,270
Common stock exchanged for
oil and gas properties           3,250,000      3,250                  895,431   111,319                               1,010,000

Warrants exercised,
December 31, 2004                  100,000        100                   47,900    (8,000)                                 40,000

Imputed interest promissory
note contributed by
shareholder                                                             (1,293)                                          (1,293)

Net loss for the year ended
June 30, 2005 (Restated)                                                                   (5,944,243)                (5,944,243)

Currency translation
(Restated)                                                                                                171,793        171,793



    The accompanying notes are an integral part of these financial statements


                           SHANNON INTERNATIONAL INC.

            Consolidated Statement of Stockholders' Equity, continued




                                                      Convertible                                      Accumulated
                                                      Subsidiary    Additional  Common                    Other
                                                        Shares       Paid-in    Stock     Accumulated Comprehensive
                                  Shares    Par Value   Issued       Capital    Warrants    Deficit      Income         Total
                                ----------  --------- ------------  ----------  --------  -----------   ---------    -----------
Minority interest (Restated)                                                               (2,631,975)                (2,631,975)
Unrealized gain on
marketable securities and
currency translation                                                                                      (15,771)       (15,771)
                                ----------  --------- ------------  ----------  --------  -----------   ---------    -----------

Balance June 30, 2005           29,907,200  $  29,907           --  $5,362,931  $371,319  $(9,822,906)  $ 142,726    $(3,916,023)

Currency translation on
intangible asset impairment                                                                                             (540,010)

Adjusted June 30, 2005
balance                         29,907,200     29,907           --  $5,362,931  $$371,319 $(10,362,916) $ 142,726    $(4,456,033)


Common stock sold                  100,000        100               $    9,900  $         $             $            $    10,000

Settlement of collateral
replacement                        568,750        569                   44,931    43,437                                  88,937

Beneficial conversion of
preferred stock                                                         96,169                                            96,169

Net loss for the year ended
June 30, 2006                                                                              (2,301,084)                (2,301,084)

Currency translation                                                                                     (168,729)      (168,729)

Unrealized loss on
marketable securities                                                                                      12,380         12,380
                                ----------  ---------  -----------  ----------  --------  ------------  ---------    -----------
Balance June 30, 2006           30,575,950  $  30,576  $        --  $5,513,931  $414,756  $(12,664,000) $ (13,623)   $(6,718,360)
                                ==========  =========  ===========  ==========  ========  ============  =========    ===========


    The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows



                                                     Year ended     Year ended
                                                       June 30,    June 30, 2005
                                                        2006        (Restated)
                                                     -----------    -----------
Operating activities:
     Net (loss)                                      $(2,271,053)   $(5,944,243)
     Adjustments to reconcile net loss to cash
       used for operating activities:
     Adjustments for non-cash items:
       Loss (Gain) on sale of investments                 58,113        (41,007)
       Depreciation expense                               30,483         24,694
       Minority interest in subsidiary earnings         (177,493)    (4,660,574)
       Software impairment                                    --      9,143,180
       Interest added to notes payable                    96,169        298,380
       Non cash interest income                               --         (1,293)
       Deferred income tax benefit                       189,473         34,519
       Currency exchange                                  12,399          1,388
       Lease impairment                                       --        107,679
       Provision for collateral replacement              432,137        301,348
       Write down oil & gas properties                 1,264,214             --
       Stock and options issued for services                  --        168,270
     Changes in operating assets and liabilities:
       Accounts receivable                               (22,403)        24,529
       Accounts payable and advances                     181,865        (94,180)
       Prepaid expense                                     7,456         12,281
                                                     -----------    -----------
       Total adjustments                               2,271,053      5,319,214
                                                     -----------    -----------
       Net cash (used by)
          operating activities                          (198,640)      (625,029)

Investing activities
     Investment in oil and gas properties                (33,480)            --
     Acquisition of furniture and fixtures               (62,514)       (12,612)
     Purchases of marketable securities                       --        (85,227)
     Sales of marketable securities                       44,172         15,281
                                                     -----------    -----------
       Net cash (used by) investing activities           (51,822)       (82,558)

Financing activities
     Proceeds from notes payable                         559,323        670,459
     Repayment of notes payable                         (203,467)      (197,164)
     Repayment of shareholder advances                   (59,144)            --
     Sale of collateral                                       --        185,827
     Issuance of common stock and warrants                10,000         40,000
                                                     -----------    -----------
       Net cash provided by financing
            activities                                   306,712        699,122
                                                     -----------    -----------
Net change in cash and cash equivalents                   56,250         (8,465)
Foreign currency translation adjustment                      381        (22,980)
Cash at beginning of period                               45,339         76,784
                                                     -----------    -----------
Cash at end of period                                $   101,970    $    45,339
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                      $        --    $    58,724
       Income taxes                                           --             --

Supplemental schedule of noncash investing and
  financing activities:
     Exchange of marketable securities for payment
       of note payable                                        --         91,354
     Exchange of marketable securities for
       oil and gas properties at fair value                   --        102,532





    The accompanying notes are an integral part of these financial statements

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Shannon International Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

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

The Company's operating subsidiary, LSI, obtains revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. The Company generally has separate agreements with customers regarding these services that determine the terms and conditions of each type of service. Revenues from product user license fees are recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" and SOP 98-9 Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions". Revenues from product user license has been recognized as the amount of a license sale transaction to Electronic Date Systems corporation (EDS) that may be required to be refunded to EDS. See Note Subsequent Events.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006

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

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. At June 30, 2006, cash shown on the financial statements includes CAD$112,901 (US$101,970) in Canadian Dollar bank accounts. The Company places its cash and cash equivalents in highly rated institutions but does not have any governmental deposit insurance. Concentration of credit risk with respect to receivables is limited to certain customers to which the Company makes sales.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


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

Comprehensive Income
--------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income include net income, currency translation adjustment in the amount of $(30,310) and unrealized gains in the amount of $16,687 from marketable securities.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006

Other
-----

The Company's fiscal year end is June 30.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

All of the Company's assets are located in Canada.

The company has no cash equivalents.

Note 2 - Basis of Presentation - Going Concern
         -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has working capital and stockholders deficits and has suffered operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional working capital through a Private Placement Offering (See Note 24). These funds will be used for payable obligations, including the Company's obligation to a note payable holder. In addition, the Company has extended until July 1, 2007, the mandatory redemption of preferred shares as per the Settlement Agreement with Quadrangle Holdings Limited. The Company is resuming its efforts to sell its oil and gas assets as an additional source of working capital.

Note 3 - Acquisition of Logical Sequence Incorporated
         --------------------------------------------

In October 2003, the Company entered into an agreement to acquire fifty-one percent of the equity ownership of Logical Sequence Incorporated, a privately held Canadian corporation. The acquisition closed and became effective on June 30, 2004.

A wholly owned Canadian subsidiary corporation, Shannon Investments Ltd., was created which issued 5,100,000 shares of non-voting common stock to the shareholders of Logical Sequence Incorporated at closing. These shares are exchangeable into common stock of the Company at election of the holder at any time over the next five years on a share for share basis. The Company had an option to acquire the remaining forty-nine percent of the Logical Sequence Incorporated that expired October 20, 2005.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



The purpose of the acquisition was for the Company's entry into the information technology sector.

Note 4 - Accounts Receivable

                                                    2006               2005
                                                -------------------------------
Current accounts receivable and advances          $37,903            $32,442
                                                ===============================

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

Note 5 - Marketable Securities (including related party)

In accordance with the Statement of Financial Accounting Standards No. 115 (SFAS
115), marketable securities are recorded in the accompanying balance sheet at their market value. The Company has investments in marketable securities as follows:

                         Fair Value                    Year Ended     Year Ended
                                                     June 30, 2006  June 30, 2005
--------------------------------------------------   -------------   ------------
Classified as available for sale:
     Securities with net unrealized gains            $          70   $       --
     Securities with net unrealized losses                   7,119       96,758
                                                     -------------   -----------
Total                                                $       7,189   $   96,758
                                                     =============   ===========


Unrealized gains included in comprehensive income:
     Balance at beginning of year:                  $      (29,961) $   (13,296)
       Realized during year                                 13,274       41,007
       Unrealized gains (losses) added to
       comprehensive income during year                         --      (57,672)
                                                     -------------   -----------
     Balance at end of year                          $     (16,687)  $  (29,961)
                                                     =============   ===========

Additional information:
     Proceeds from sales of marketable securities    $      44,172   $   93,000
     Payment of note payable with marketable
        securities                                              --       91,354
     Gains realized during the year                            791       41,007


                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006




Cost of securities sold is computed using the first-in first-out method.

At June 30, 2005, $70 included in marketable securities represents 154 shares of a company that is a related party because the Company's president is an officer and director.

Note 6 - Property and Equipment

Components of property and equipment consist of:

                                                                              Depreciation
                                                                                  Rate
                                               Accumulated        Net              and
                                     Cost      Depreciation      Amount          Method
  June 30, 2006                ------------    ------------    ----------    ------------------
   Furniture and fixtures      $     86,319    $     30,416    $   55,903    Straight Line 3 yr
   Computer equipment                77,313          66,305        11,008    30% diminishing
   Computer software                  5,498           3,650         1,848
   Leasehold improvements             3,631              91         3,540
                               ------------    ------------    ---------
                               $    172,761    $    100,462    $   72,299

  June 30, 2005:
   Furniture and Fixtures      $     37,839    $     23,458    $   14,381     Straight Line 3 yr
   Computer equipment                63,015          40,100        23,005      30% diminishing
                               ------------    ------------    ---------
                               $    100,854    $     63,468    $   37,386


During the quarter ending September 2006 and 2005, the Company paid the fees and rental for the permits held to Prince Edward Island Energy Corporation. The fees and rental in the amount of $33,480 and $31,217 was capitalized since there was no active exploration at the time that the fees were paid

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



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

The Company acquired an additional 72% interest in the Prince Edward Island oil and gas permits, on February 23, 2005. As described in Note 14, the Company exchanged stock and warrants valued at $875,000 USD. The value of shares issued was based on fair market value on the date issued. The seller granted a gross overriding royalty of 2% on the interests being conveyed to a third party. The registration of the shares and the warrants was waived by the Company's former president and CEO who was also a director of the company who holds the stock and warrants.

On May 2, 2005 a Canadian Trust (the `Trust") agreed to assign an undivided 8% working interest in PEI to the Company. As described in Note 14, the Company exchanged stock and warrants valued at $135,000 USD. The value of the shares issued was based on fair market value on the date issued.

As of June 30, 2006 and 2005, the Company's oil and gas properties consisted entirely of unproved properties, and therefore are not being amortized. The Company expects to amortize the costs of these properties when sufficient evidence exists to determine proved reserves, if any. Since the Company has no proved reserves, no reserve information has been reported to any government agency. As of June 30, 2006 and 2005 the undeveloped acreage for the properties was approximately 376,000 acres.

As of the date of this report, the property has one abandoned well and one suspended well.

Components of the Company's unevaluated oil and gas properties are:

          Acquisition Costs                      $ 1,260,598
          Development Costs                          589,136
                                                 -----------
                   Total                           1,816,255
          Less impairments                        (1,264,214)
                                                 -----------
                                                 $   585,520
                                                 ===========

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



On September 22, 2006, the Company sold a 50% working interest for $320,000 CDN ($280,000 USD). Since this is the only true market data available to the Company, it is management's determination that an impairment of $1,264,214 USD is required at June 30, 2006. (See Note 24)

Note 8 - Restatement of Financial Statements
         -----------------------------------

In accordance with SFAS 154, the Company has corrected an error made effective as of June 30, 2005. The financial statements, as originally prepared, did not reflect the abandonment of existing software development in accordance with the decision made in April 2005 by the management of Logical Sequence Inc.

The effect of the adjustment was to reduce total assets in the Consolidated Balance Sheet from $11,635,008 to $2,203,593, or a reduction of assets of $9,430,416. Accordingly, the Company increased its deficit from $2,527,909 to $9,822,906, an increase of $7,294,997. Accumulated other comprehensive income was decreased by $572,688.

Loss from operations increased from $881,857 to $10,059,557. Total net loss increased from $1,281,221 to $10,303,469 or from $0.05 per share loss to $0.41 per share loss.

In addition, the impairment adjustment caused the minority interest in the Company to become a negative amount and was thereby reduced to zero.


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

        Balance June 30, 2004                                $ 3,487
                 Additional obligations incurred              22,230
                 Accretion expense                               518
                                                             -------
        Balance June 30, 2005                                $26,235
                 Additional obligations incurred                  --
                 Accretion expense                             2,079
                                                             -------
        Balance June 30, 2006                                $28,314
                                                             =======

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



Note 10 - Promissory Note - GE of Canada
          ------------------------------

The Company's subsidiary, Logical Sequence Incorporated, has a note payable to Commercial Finance Canada Inc. secured by a general security agreement constituting a first lien on all assets of the Company's LSI subsidiary. The promissory note bears interest at 5% compounded monthly. During the year ended June 30, 2005 the $550,000 principal balance plus accrued interest of $30,548 represented by the promissory note with GE became due and payable and the loan is currently in default. Management concluded negotiations to have the payment obligation cancelled. (See Note 24.)


Note 11 - Due to Related Parties
          ----------------------

As at June 30, 2006 and 2005, the Company owed related parties (companies owned by a shareholder and former management of LSI) the following amounts:


                                               2006            2005
                                             --------        --------
   Accounts payable to related parties       $141,849        $135,882
   Accrued interest                             8,510           8,109
                                             ------------------------
                                             $150,359        $143,991
                                             ========================

Note 12 - Promissory Notes
          ----------------

The Company entered into a promissory note with a Canadian corporation in the amount of $220,000 CDN ($180,328 USD) on January 6, 2005, with an interest rate of 10% per annum calculated and payable semiannually. Subsequent to June 30, 2006, the note has been settled.
(See Note 24)

A note payable was entered into on March 15, 2005 with a Canadian chartered bank in the amount of $250,000 CDN ($201,613 USD) is a demand loan - non-revolving, interest only for a maximum of one year. If the loan is not in default the interest rate is prime rate payable monthly. Prime rate means the floating annual rate of interest established from time to time by the Bank of Montreal as the reference rate it will use to determine rates of interest on Canadian dollar loans to customers in Canada. On March 17, 2006 the note payable was repaid.

The Company borrowed $357,777 CDN ($288,519 USD) during February 2005 from a Canadian company, which was repaid with marketable securities valued at $91,932 USD and cash of $196,587 USD.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


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

Under the settlement agreement the Company is indebted to Shear Wind, Inc. in the net amount of $250,000 CDN without any interest accruing. The Company also gave Shear Wind, Inc., a General Security Agreement as valid effective only on and after April 7, 2006 for the net amount of $250,000 CDN. Shear Wind, Inc. agreed to assist the Company with the sale of its natural gas and petroleum assets. From the proceeds of sale of the natural assets, Shear Wind, Inc. shall be paid the first $250,000 CDN received. In addition, a bonus may be paid to Shear Wind, Inc. depending on the sale price achieved. Subsequent to June 30, 2006, the Shear Wind, Inc. obligation has been settled. (See Note 24)

Note 13 - Obligations for Mandatory Redemption of Preferred Shares
          --------------------------------------------------------

The Company's subsidiary, LSI, issued 50,000 shares of Preferred stock that has a mandatory redemption feature. The obligation for the mandatory redemption of preferred shares is recorded as a liability on the books at the present value of $4,697,037 USD at June 30, 2006. Subsequent to June 30, 2006, the Preferred shares obligation was cancelled as described in Note 24. The obligation is shown in the accompanying Consolidated Balance Sheet as a non-current liability in accordance with its original due date of September 1, 2012.

At June 30, 2006, the Company had a current obligation for certain redeemable preferred shares, that became effective March 22, 2006. As settlement of a previously disclosed $327,175 liability to a shareholder over the liquidation of collateral given to secure the payment of the exercise of warrants in May 2004, the Company designated and issued 100 shares of a Series A Preferred Stock to the shareholder on March 22, 2006 with a stated capital of $6,668. The stated capital is subject to adjustment based upon highest thirty-day average closing price per common share of Rally Energy Corp., an Alberta corporation traded on the TSX Exchange under the symbol RAL.V between May 1, 2004 and the date of redemption. As a result of the adjustment feature, the value of liability for redemption must be based on the Black Scholes Option Pricing Model resulting in a liability as of March 31, 2006 of $670,599. The Preferred Stock carries a dividend of 12.5% per annum due and payable quarterly with a mandatory redemption on or before December 31, 2006 at the initial or adjusted stated value. An extension for the mandatory redemption was granted to July 1, 2007. The Company has accrued $30,031 for dividends payable as of June 30, 2006. The Preferred Stock and accrued dividend may also be converted into the Company's common stock at the lesser of $0.08 per share or ninety percent of the 20 trading day average closing price for the period ending the trading day prior to the date of conversion per common share for each dollar of the Initial or Adjusted Stated Value per Series A Preferred Stock share surrendered. The Preferred Stock is also entitled to elect a majority of the Company' directors and vote as a class on any matter submitted to the shareholders. The shareholder was also issued 568,750 additional common shares valued at $.08 per share, and a further warrant to acquire 968,750 common shares at a price of $0.08 per share as part of the settlement. A loss on the settlement of $432,137 is shown in the accompanying Consolidated Statement of Operations.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



The warrant described above expires on March 31, 2007. The value of the warrant, included in the loss on the settlement, is based on the Black Scholes Option Pricing Model. The variables used in the pricing model are stock price of $.08, interest rate of 4.63 percent, volatility rate of 145.20 percent resulting in a value in the amount of $43,437.

Note 14 - Stockholders' Equity
          --------------------

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

As described in Note 7, the Company issued 2,500,000 shares of common stock and 500,000 common share purchase warrants for the acquisition of an oil and gas working interest. The total amount allocated is the fair market value at the date of issuance of the common stock shares and warrants is as follows: the combined value of the acquisition was $875,000 composed of 2,500,000 shares of common stock allocated at $813,706 ($0.35 per share) and the warrants valued at $61,294 (approximately $0.12 per warrant). Each warrant entitles the holder to acquire one common share at an exercise price of $0.85 for a period of twelve months from the date of issuance. The fair value of each warrant granted was computed by the Black-Scholes method using the following weighted-average assumptions: The expected volatility is 150%. The risk-free interest rate is 2.54% and the expected term is one year.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006

As described in Note 7, the Company issued 750,000 shares of common stock and 750,000 common share purchase warrants for the acquisition of an oil and gas working interest. The total amount allocated is the fair market value at the date of issuance of the common stock shares and warrant is as follows: the combined value of the acquisition was $135,000 composed of stock allocated at $84,975 (approximately $0.11 per share) and the warrants valued at $50,025 (approximately $0.07 per warrant). Each warrant entitles the holder to acquire one common share at an exercise price of $0.40 for a period of two years from the date of issuance. The fair value of each warrant granted was computed by the Black-Scholes method using the following weighted-average assumptions. The expected volatility is 150%. The risk-free interest rate is 2.84% and the expected term is two years.

During the three months ended June 30, 2005, the Company issued 100,000 shares of common stock for services valued at $17,000 (weighted average of $.17 per share) and 300,000 shares of common stock for services valued at $36,000 (weighted average of $.12 pre share). The value of shares issued was based on fair market value on the date issued.

 3,350,000 warrants were to expire on December 31, 2004. The Company extended the exercise period of the Securities Holder's Warrants until 5:00 pm Mountain time of the sixtieth day following the effective date of the registration statement described in the registration rights agreement, provided that if said sixtieth day is a weekend day or legal holiday in Canada, the exercise period is extended until 5:00 pm Mountain time of the next business day.

Warrants outstanding at June 30, 2006 consist of:

   Number Outstanding           Exercise Price              Expiration Date
        (Shares)
-------------------------    ----------------------    -------------------------
       3,250,000                      .40                    60 days after
                                                        registration statement
                                                                 filed

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



As of June 30, 2005, the Company believed that it was liable to the shareholder for the approximate current value of the liquidated collateral in the amount of $487,175 USD minus the $160,000 USD of the promissory note resulting in the approximate amount of $402,000 CDN ($327,175 USD). The company recorded an expense in the amount of $301,348 USD that was the amount collected less the amount of the promissory note. The obligation was settled by the issuance of mandatory redeemable preferred stock and warrants as described in Note 13.

Note 16 - Commitments
          -----------

LSI has entered into a lease obligation for office space that will expire in 2008.

Minimum annual lease payments over the next three years are as follows:

                    2006                    $   28,122
                    2007                        33,747
                    2008                        39,371

The Company has entered into lease obligations with an energy corporation that will expire in 2008 and 2010. Lease obligations are based on $.10 CDN per acre. The Company has also entered into a surface lease with an individual that shall be reviewed and mutually agreed upon every five years. The rental amount will be reviewed after twenty years.

Annual lease payments over the next five years are as follows:

                    2007                   $    28,122
                    2008                        33,747
                    2009                        39,371
                    2010                        39,371
                    2011                        39,371

The Company leased computer equipment during March 2006 under a three-year capital lease. The following is the future minimum lease payments required under the terms of the agreement of March 2006.

                    Year Ending
                     June 30,                 Amount
                       2006                $    2,739
                       2007                     2,739
                       2008                       229

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


On June 30, 2006, the Company entered into employment agreements with its Executive to act as Secretary and Chief Legal Officer and its Executive to act as President, Chief Executive Office and Chief Financial Officer. The Company contracts the Executives through June 30, 2007. The parties may, by mutual agreement, extend the term of these Agreements beyond such date for additional periods of time as set forth in any extension of the Agreements. The base remuneration shall be reviewed annually. The Company may terminate these agreements with or without Cause at any time upon notice to Executive but if cancelled without cause, the Executive shall continue to be paid as current base remuneration until the end of the employment term or six months after the termination date which ever longer, plus additional benefits. If the contracts are cancelled for cause, the Executives will receive no further compensation or other benefits. The Executives may terminate these Agreements at anytime upon six month's notice to the Company.

Note 17 - Segments

The company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Segment information is as follows:

Segment                       Oil and Gas      Technology       Total
                             -------------    -----------    ----------
Revenue                              --          965,169        965,169
Interest expense                123,005           61,372        184,377
Depreciation                        755           29,728         30,483

Segment                       Oil and Gas      Technology       Total
                             -------------    -----------    ----------
Net income (loss)             (2,404,377)        133,324     (2,271,053)
Total assets                     585,520       3,116,604        806,508
Expenditures for
long lived assets                     --          62,514         62,514

Oil and Gas has no revenues. Technology derives its revenues from licensing the right to use its software to end users, the sale of maintenance agreements, and other consulting and software-related services. There are no inter-segment transactions.

Note 18 - Related Party Transactions
          --------------------------

During the fiscal year ended June 30, 2005, the operator conducting certain exploratory and development activities for properties in which the Company participates was a related party because the Company's president is a director of the operator. No costs were incurred for the fiscal year ended June 30, 2005.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006




On February 1, 2006, the Company's Chief Executive Officer, Chief Financial Officer and Director resigned. Under the terms of the resignation the Company agreed to pay amounts owing to the individual as of the time of his resignation. The individual has not cooperated as promised and is in breach to terms of his resignation that required the payment of certain amounts upon the availability of funds. The Company anticipates that it may not be required to make such payment.


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

The Company is not currently engaged in negotiations with EDS and EDS has not asserted any claims. Given the uncertainties, complexity and expense of international litigation, the Company has accrued $296,000 USD ($400,000 CDN), as a liability. The amount is Management's estimate of the net amount due to EDS if there had been no breach of the agreement by EDS. This estimate may change as further information is available. The maximum amount that may be due under the contract, before any offsets, is $468,813.

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

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006




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

The Company's shareholders approved the "Shannon International Resources, Inc. 2005 Directors and Officers Stock Option Plan" ("Plan") that became effective March 11, 2005. Under the terms of the plan, the board of directors is authorized to grant options for up to 5,000,000 shares of common stock. The board has discretion as to the determination of eligibility of persons, exercise prices and terms of the options, provided however that in no instance shall the period exceed five (5) years from the date of grant of the option. All options must be granted within ten years from the effective date of the Plan. Employee options for 825,000 and 200,000 were issued, respectively, for the years June 30, 2005 and June 30, 2006. A total of 1,150,000 and 450,000 shares expired, respectively, for the years ended June 30, 2005 and June 30, 2006.

The following is a table of outstanding options and changes during 2005 and 2006:

                                                                  Weighted
                                                        Non-       Average
                                          Employee    Employee    Exercise
                                           Options     Options      Price
                                        ------------  ---------  ---------

Options Outstanding, June 30, 2004        2,175,000    850,000        .42
       Options granted:
           Employees                        825,000         --        .38
           Non-employees
       Options expired                   (1,150,000)  (100,000)       .42
       Options exercised                         --    (50,000)       .45
                                        ------------  ---------  ---------

Options Outstanding, June 30, 2005        1,850,000    700,000        .40
       Options granted:
           Employees                        200,000          --       .07
           Non-employees                         --          --        --
       Options expired                     (450,000)         --       .74
       Options exercised                   (100,000)         --       .10
                                        ------------  ---------  ---------
Options Outstanding, June 30, 2006        1,500,000    700,000        .28
                                        ============  =========  =========

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



Outstanding options vest as follows:


                          Range of                      Weighted
                       Exercise Prices                   Average
                     ------------------     Number      Exercise
Vested at June 30,    High         Low    of Shares       Price
-------------------  --------   -------  ----------    --------
 2002 and earlier     .10          .10      250,000    $    .10
       2003           .25          .25      225,000         .25
       2004           .85          .10      675,000         .50
       2005           .60          .25      325,000         .34
       2006           .60          .25      250,000         .32
                                         ----------
                                          1,725,000
                                         ==========

Options granted during 2006 and 2005 consist of:

                                              Weighted Average      Weighted
 Year and Exercise price relative              Fair Value at         Average
 to fair value of underlying stock               Grant Date       Exercise Price
------------------------------------------    ----------------    --------------
Year ending June 30, 2005
   Exercise price less than fair value
   Exercise price equal to fair value              .25                 .25
   Exercise price greater than fair value          .65                 .53
Year ending June 30, 2006

In January 2003, the board extended the expiration date for 350,000 options that would expire in 2004 to February of 2006, and 100,000 options from 2005 to 2007. In June 2004, the board extended the expiration date for 150,000 options nine months.

If not previously exercised or canceled, options outstanding at June 30, 2006 will expire as follows:


                         Range of Exercise                  Weighted
                              Prices                         Average
                        -------------------     Number      Exercise
                         High         Low     of Shares      Price
                        --------   --------   ---------     --------
Year Ending June 30,
        2007             .40          .07       550,000       .22
        2008             .25          .25       100,000       .25
        2009             .60          .25       850,000       .30
        2010             .40          .30       600,000       .39
        2011             .40          .07       100,000       .34
                                              ---------
                                              2,200,000       .28
                                              =========

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                              Year Ended     Year Ended
                             June 30, 2005  June 30, 2005
                             -------------  -------------
Expected Volatility:             150%           150%
Risk-free interest rate:         4.25%      2.78% - 2.89%
Expected Dividends:                --            --
Expected Term in Years:            5              5

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

                                   Year Ended                     Year Ended
                                 June 30, 2006                   June 30, 2005
                            As Reported    Pro forma      As Reported     Pro forma
                            -----------   ------------     -----------   ------------
Employee option expense          --         15,647            --           187,341
Net (loss):                 (2,271,053)   (2,286,698)     (10,424,401)  (10,611,742)
Net loss per share:            (.08)         (.07)           (.41)          (.42)



Note 21 - Income Taxes
          ------------

The Company is subject to United States and Canadian income taxes. The Company has paid no income taxes due to its operating losses carrying forward since inception.

The Company has estimated net operating losses as follows:

Expiration year:              Amount
----------------          --------------
2007                      $      753,830
2008                             855,023
2009                               6,174
2010                              11,931
2011                              58,716
2012                              73,331
2013                             215,311
2014                             853,199
2015                             226,856
2016                             179,526
                          --------------
Total                     $    3,233,894
                          ==============

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

        Component:                        Year Ended       Year Ended
                                        June 30, 2006     June 30, 2005
-----------------------------           -------------     -------------
Change in Canadian tax credit           $    (75,824)          (34,520)
                                        -------------     -------------
     Total                              $    (75,824)     $    (34,520)
                                        =============     =============


The Company's deferred income tax asset (liability) consists of the following:

                                          Year Ended        Year Ended
        Component:                      June 30, 2006     June 30, 2005
-------------------------------         -------------     -------------
Deferred tax benefit from net
  operating loss carryforwards          $   1,128,365    $      769,773
Tax valuation allowance                    (1,128,365)         (769,773)
                                        -------------    --------------
     Total                              $          --    $           --
                                        ==============   ==============


The overall effective tax rate differs from the Company's expected statutory rate for the year ended June 30, 2006 is as follow:


Tax provision based upon statutory rate                      35.0%
Valuation allowance                                         (35.0%)
                                                          -----------
Effective tax rate                                            0.0%
                                                          ===========


Note 22 - Risks and Uncertainties
          -----------------------

The Company's oil and gas properties are located in Prince Edward Island, Canada, which is a geographic concentration of risk.

The Company transacts the majority of its business and has outstanding balances in Canadian Dollars, which is a foreign currency risk.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



Note 23 - Recent Accounting Pronouncements
          --------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement gives guidance for the disclosure of the mandatory redemption of preferred stock described in Note 13.

During 2004 and 2005, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of an accounting change. Further, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of shareholders' equity) for the period that is being reported in an income statement. This statement also carries forward, without change, the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Statement No. 154 is effective for account changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected for early adoption and, accordingly, has adjusted the financial statements as of June 30, 2005 and for the year then ended for the correction of an error as described in Note 8. There was no change in the application of accounting principles.

In addition various other accounting pronouncements have been issued during the years ended June 30, 2005 and 2006, none of which are expected to have a material effect on the financial statements of the company.


Note 24 - Subsequent Events
          -----------------

On August 11, 2006, the Company entered into a personal services agreement. The Company granted an option up to 1,428,000 shares of the Company's common stock designated for each person at $0.035 per share pursuant to the Company's 2005 Stock Option Plan.

                           SHANNON INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2006



On September 22, 2006, an agreement was reached with a Canadian company for the sale of 50% working interest in the Company's rights, title and interest in Prince Edward Island Oil & Gas permits and certain seismic data for $320,000 CDN. The Canadian company delivered to the Company $50,000 CDN in addition to the $270,000 CDN that is owed to the Canadian company by Shannon which amount is herein to be acknowledged as finalized and settled.

Subsequent to June 30, 2006, the Company has received and has on deposit funds available for the payment of the Shear Wind obligation (see note 12).

On September 26, 2006, a release agreement was entered into by Logical Sequence Incorporated, Shannon International Inc., Larnaca Limited, and Max Wandinger. Pursuant to an agreement dated August 15, 2002, by and between Larnaca and LSI, Larnaca directed that 50,000 shares of LSI preferred stock were to be issued in the name of Wandinger. The preferred shares were never created or issued pursuant to the laws of the Province of Ontario. Larnaca agreed to waive any interest in and to the August 2002 Agreement and the preferred shares in consideration of a full release from LSI and Shannon. Wandinger agreed to waive and disclaim any and all interest to the August 2002 Agreement and the preferred shares in consideration of a full release from LSI and Shannon. Wandinger shall remain subject to all has duties as a former solicitor of Shannon, Shannon Investments, Ltd. And LSI shall be subject to the due payment of all accounts for legal services and consulting services provided by Wandinger to Shannon and LSI as represented by the various accounts rendered to date to a maximum amount including taxes and disbursements of $28,000 CDN (capped amount). Upon payment of $28,000 CDN, Wandinger shall not have any further claim and such excess above the capped amount shall automatically be written off.

On October 23, 2006, GE Commercial Distribution Finance Canada on its own behalf and on behalf of GE Commercial Distribution Finance Canada entered into a mutual release with Logical Sequence Incorporated and Shannon International Inc. For the consideration of $1.00 CDN states that amounts owing have been satisfied to date in full. The holder of the promissory note agreed to forgive the principal balance of $550,000 CDN, $488,455 USD, together with accrued interest of $91,460.39 CDN, $81,226 USD. The date of the release will be the date that the forgiveness of debt will be reflected in the financial statement of the Company.

In October 2006, the Company offered a private placement of its securities to accredited non-US investors of up to 32,000,000 units consisting of one common share and one half a warrant of $.025 per Unit. Each whole warrant entitles the holder to acquire an additional share of common stock at $.03 per share until December 31, 2007. The debentures will be convertible to common stock at $.025 per share and the purchase of a debenture entitles the holder to one half of one warrant per $0.025 of debentures purchased. Each whole warrant entitles the holder thereof to acquire an additional share of common stock at $.03 per share until December 31, 2007. The convertible debentures are secured by a first charge on the assets of the Company together with $100,000 CDN previously extended by a natural gas partner.

Item 8. Changes In And Disagreements With Accountants On Accounting And
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

Miller and McCollom, Certified Public Accountants, had been the auditor for Shannon International Inc., for the fiscal years ended June 30, 2005, June 30, 2004 and every year since inception in 1999. On July 24, 2006, Miller and McCollom informed the Registrant of its resignation as auditors. The audit reports of Miller and McCollom on our financial statements as of and for the years ended June 30, 2005, 2004, 2003 and 2002 including interim periods, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, the opinions did contain an uncertainty as to Shannon International Inc.'s ability to continue as a going concern.

In connection with the audit of the financial statements prepared for the fiscal years ended June 30, 2005, 2004, 2003, and 2002 and to the date of resignation, the Registrant had no disagreements with Miller & McCollom with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedures of the type discussed in Item 304(a)(iv) of Regulation S-B.

For the fiscal years ended June 30, 2005, 2004, 2003, and 2002, including the subsequent interim periods through the date of the appointment of Schumacher & Associates, Inc., Certified Public Accountants, neither the Registrant, nor anyone on its behalf, consulted with Schumacher & Associates, Inc., Certified Public Accountants regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.


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

On or about June 30, 2006, Shannon carried out an evaluation, under the supervision and with the participation of Shannon's management, including Shannon's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of Shannon's disclosure controls and procedures. Based on the foregoing, Shannon's Chief Executive Officer and Chief Financial Officer concluded that Shannon's disclosure controls and procedures were effective.

Shannon's internal controls are presently being revised and codified to ensure compliance with the requirements of the Sarbanes Oxley Act of 2002.

                                    Part III

Item 9.   Directors, Executive Officers, Promoters And Control Persons;
          -------------------------------------------------------------
          Compliance With Section 16(A) Of The Exchange Act.
          --------------------------------------------------

The officers and directors of the Company are as follows:

J. William Clements          President and Director since March 2006.
Dennis Brovarone             Director since February 2003

J. William Clements
-------------------
Mr. Clements has been involved in Sales, Product Development, and Marketing of automotive dealership management software for over fifteen years. His responsibilities have included acting as liaison with domestic and import automakers, including General Motors, Ford, Daimler Chrysler, Honda, Hyundai, and others. Mr. Clements has had lead roles in developing strategic relationships with, and market opportunities for manufacturers and exporters of foodservice equipment and industrial products based in Canada, Mexico, Brazil, Colombia, and Venezuela. And for six years, Mr. Clements worked as an independent property management consultant to the Province of Ontario, Canada. During the past number of years, companies Mr. Clements has had the pleasure to work with have experienced extraordinary growth. Mr. Clements currently serves as President and CEO of Shannon International's technology subsidiary, Logical Sequence Incorporated in Halifax, Nova Scotia.

Dennis Brovarone.
-----------------
Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He serves as U.S. securities law counsel to Shannon. He is a director of Pure Bioscience, a publicly held California corporation since April 1996. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

Committees: Meetings of the Board
---------------------------------
Shannon does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. Shannon's Board of Directors held not less than six meetings during the fiscal year ended June 30, 2006 at which all directors were present either in person or by telephonic conference call. Corporate actions by the Board of Directors were unanimously also consented to in writing after telephone discussion.

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



Item 10.       Executive Compensation.
               -----------------------
The following table shows for the fiscal years ending June 30, 2006, 2005 and 2004, the compensation awarded or paid by Shannon to its Chief Executive Officer and any of the executive officers of Shannon whose total salary and bonus exceeded $100,000 during such year.

                                             SUMMARY COMPENSATION TABLE
                                                                             Long Term Compensation

                                         Annual Compensation                Awards             Payouts

                                                         Other Annual     Securities
                                                         Compensation Underlying Options       All other
  Name and Principle Position     Year       Salary ($)       ($)              (#)          Compensation ($)
------------------------------------------------------------------------------------------------------------
  J. William Clements              2006      $42,000 cdn                  1,600,000             0

  Blair Coady                      2005       87,300          0             225,000             0
  President/CEO                               cdn.                          Common
------------------------------------------------------------------------------------------------------------
  Blair Coady                      2004       87,300          0                0                0
  President/CEO                                cdn.
------------------------------------------------------------------------------------------------------------


No executive officer earned more than $100,000 during the current fiscal year or the previous two fiscal years.


Option Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------
Individual Grants
---------------------------------------------------------------------------------------------------
Name                              Number of
                                  Common Shares     % of Total Options
                                  Underlying            Granted in       Exercise Price
                                  Options               Fiscal Year                        Expiration
                                  Granted (#)       ended June 30, 2006     ($/Sh)           Date
---------------------------------------------------------------------------------------------------
J. William Clements, CEO, director    100,000               3.2%             0.07           01/19/11
                                    1,500,000              48.4%             0.05           07/01/11
---------------------------------------------------------------------------------------------------
Dennis Brovarone, Secretary
Director                            1,500,000              48.4%             0.05           07/01/11
---------------------------------------------------------------------------------------------------

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2006.

------------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
------------------------------------------------------------------------------------------------------------------------
                                     Value                                           Value of Unexercised In-the
                        Shares       Realized    Number of Securities Underlying     Money Options at
                        Acquired on  at FY-End   Unexercised Options at FY-End       June 30, 2005  (1)
Name                    Exercise (#) ($)         (#) Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
J. William Clements Pres./CEO,  0           0     2,000,000 Common Shares Exercisable  $0 Exercisable
Dir.
------------------------------------------------------------------------------------------------------------------------
Dennis Brovarone                0          0      1,950,000 Common Shares Exercisable  $0 Exercisable
Secretary, Director
------------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the closing sale price on June 30, 2006 ($0.04 per share).

Employment Agreements
---------------------
J. William Clements, Shannon's president and chief executive officer and director entered into an employment agreement with Shannon effective June 30, 2006. The employment agreement provides for base remuneration of $7,000 Cdn., per month. Officers are reimbursed for expenses incurred on Company business. Dennis Brovarone, Shannon's secretary and director has an employment agreement provides for base remuneration of $2,000 per month. Both Officers have accrued $10,000US and $42,000Cdn., as of October 31, 2006 in unpaid salary since entering into the employment agreements.

Directors' Compensation/ Other Arrangements
-------------------------------------------
Shannon's directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other arrangements regarding compensation to officers and directors of Shannon.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Pursuant to Mr. CLements' employment agreement, in the event of his termination without cause or a Change in Control of Shannon, Mr. Clements is entitled to receive his base remuneration of $7,000 Cdn., per month for six months following the date of termination or Change in Control. Except for Mr. Clements, there is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with Shannon, or from a changein the control of Shannon.

Transactions with Management
----------------------------
Shannon did not enter into any transactions with Management during the fiscal year ended June 30, 2006.


Item 11.   Security Ownership of Certain Beneficial Owners And Management.
           --------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of Shannon's common stock by each person known by Shannon to be the beneficial owner of more than five percent of the outstanding Common Stock and by the officer and directors of Shannon based on 30,575,950 shares of common stock outstanding as of November 14, 2006 plus the number of shares underlying outstanding options.

Name and Address of                                         Common Stock    Percentage of Shares
Beneficial Owner                  Title                     Ownership            Outstanding
----------------------------      -------------------       ---------------   ------------------
J. William Clements               President, Director          2,130,050  (1)         6.5%
Suite 100, 238A Brownlow Av
Dartmouth, Nova Scotia
------------------------------------------------------------------------------------------------
Dennis Brovarone                  Secretary, Director          1,970,000  (2)         6.0%
18 Mt. Laurel Dr.
Littleton, CO 80127
------------------------------------------------------------------------------------------------
Directors and Officers as a Group
(2 individuals)                                                4,100,050 (3)          9.5%
------------------------------------------------------------------------------------------------

     (1)  Includes exercisable options to acquire up to 2,000,000 shares.
     (2)  Includes exercisable options to acquire up to 1,950,000 shares.
     (3) Includes exercisable options held by the officers and directors to acquire up to 3,950,000 shares


Changes of Control
------------------

As of June 30, 2006 and November 14, 2006, there are no arrangements known to Shannon which may at a subsequent date result in a change of control of Shannon.


Item 12.   Certain Relationships and Related Transactions.
           -----------------------------------------------

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.1    Articles of Incorporation(1)
3.2    Bylaws(1)
3.3    Articles of Amendment dated March 16, 2005 (2)
10.1   Working Interest Acquisition Agreement(1)
10.2   Purchase and Joint Venture Agreement(1)
10.3   Oil and Natural Gas Permit No. 96-06 (1)
10.4   Amendment to Working Interest Acquisition Agreement (1)
10.7   Acquisition of Additional Interests Agreement (3)
10.8   Oil and Natural Gas Permits No. 96-04, -05, -07, -08, -09, -10. (3)
10.9   Joint Operating Agreements dated October 22, 2001 and November 14,
       2001. (3)
10.10  Participation Agreement (4)
10.11  Logical Sequence Inc. Distribution Agreement (5)
10.12  Share Purchase Agreement (5)
10.13  Share Purchase Support Agreement (5)
10.14  Voting Trust Agreement (5)
10.15  Addendum Agreement (6)
10.16 Letter of Agreement with Rally Energy Corp., for the acquisition of the 2004 Working Interest dated September 23, 2004 and promissory notes. (7)
10.17  Asset Sale Agreement dated February 24, 2005 (8)
10.18  Registration Rights Agreement dated February 24, 2005 (8)
10.19  Conquistador Trust 8% working interest agreement dated May 10, 2005 (2)
10.20  Settlement Agreement with Quadrangle Holdings, Ltd. (9)
10.21 Agreement with Shear Wind Inc. dated April 7, 2006. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SECTION 7 OF THIS AGREEMENT.(10)
10.22  Agreement with Maxim Resources, Inc. dated September 22, 2006 (11)
10.23 Agreement with Larnaca Limited and Max Wandinger dated September 26, 2006 (11)
14.1   Code of Ethics (7)
16.1   Letter from Miller and McCollom dated July 25, 2006 (13)
31.1   Sarbanes Oxley Section 302 Certification
31.2   Sarbanes Oxley Section 302 Certification
32.1   Sarbanes Oxley Section 906 Certification
32.2   Sarbanes Oxley Section 906 Certification

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

(8) Incorporated by reference to the exhibits to Shannon's current report on Form 8-K dated February 23, 2005. (file number 000-30254)

(9) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated March 31, 2006. (file number 000-30254)

(10) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated April 14, 2006. (file number 000-30254)

(11) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated October 3, 2006. (file number 000-30254)

(12) Incorporated by reference to the exhibit to Shannon's current report on Form 8-K dated July 27, 2006. (file number 000-30254)

     (b) One report on Form 8-K were filed during the last quarter of the period covered by this report on April 14, 2006. Two additional reports on Form 8-K were filed subsequent to the end of the period reported on and the filing of this report on July 27, 2006 and October 3, 2006.


Item 14.  Principal Accountant Fees And Services
          --------------------------------------

Schumacher & Associates, Inc., Certified Public Accountants were Shannon's independent auditors for the fiscal year ended June 30, 2006. Miller & McCollom, Certified Public Accountants, were Shannon's independent auditors to examine the financial statements of Shannon for the fiscal year ending June 30, 2005. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
----------
Schumacher & Associates was paid aggregate fees of $60,000 for the fiscal year ended June 30, 2006 for professional services rendered for the audit of Shannon's annual financial Statements. Miller & McCollom was paid aggregate fees of $37,194 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of Shannon's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees
-------------------
Schumacher & Associates was not paid any additional fees for the fiscal year ended June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of Shannon's financial statements.

Miller & McCollom was not paid any additional fees for the fiscal year ended June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of Shannon's financial statements.

Tax Fees
--------
Schumacher & Associates was paid no fees for the fiscal year ended June 30, 2006 for professional services rendered for tax compliance, tax advice and tax planning.

Miller & McCollom was paid no fees for the fiscal year ended June 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
----------
Schumacher & Associates was paid no other fees for professional services during the fiscal years ended June 30, 2006.

Miller & McCollom was paid no other fees for professional services during the fiscal years ended June 30, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SHANNON INTERNATIONAL INC.
                                  (Registrant)


By  /s/ J. William Clements
    --------------------------
    J. William Clements, President, Chief Financial Officer
    November 16, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ J. William Clements
    ------------------------
    J. William Clements, Director, November 16, 2006


By  /s/ Dennis Brovarone
    --------------------------
    Dennis Brovarone, Director, November 16, 2006